Form 10QSB
period 1995-09-17
WINTER SPORTS INC /NEW
filed 1995-10-30
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 17, 1995

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from           to
                                    ----------  ----------

Commission File No. 0-15030

                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


       Montana                         81-0221770
(State of Incorporation)        (I.R.S. Employer I.D. No.)

                P. O. Box 1400, Whitefish, Montana         59937
               (Address of principal executive offices) zip code

Issuer's telephone number, including area code    (406) 862-1900

(Former name, former address & former fiscal year, if changed since last report) Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes ( X ) No (   )


As of October 26, 1995, the number of shares outstanding of the issuer's common stock, no par value, was 932,948.


Transitional Small Business Disclosure Format       Yes (   )    No ( X )



                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                                     INDEX
                                                              Page No.

PART 1    FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                    3
            At:
               September 17, 1995
               September 18, 1994
               May 31, 1995

          Condensed Consolidated Statements of Operations          4
            For The Periods:
               June 1, 1995 - September 17, 1995
               June 1, 1994 - September 18, 1994
          Condensed Consolidated Statements of Cash Flows          5
            For The Periods:
               June 1, 1995 - September 17, 1995
               June 1, 1994 - September 18, 1994

          Notes to Condensed Consolidated Financial Statements     6-8

          Management's Discussion and Analysis of Financial
            Conditions                                             9-10

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                              11

          Item 4.   Submission of matters to a vote
                        of security holders                        11

          Item 5.   Other Information                              11

          Item 6.   Exhibits and Reports on Form 8-K               11

                    Signatures                                     12



                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                  September 17,    September 18,      May 31,
                                       1995             1994            1995
             ASSETS                (Unaudited)      (Unaudited)       (Note 2)
-------------------------------  ---------------  ---------------  -----------

CURRENT ASSETS
  Cash & cash equivalents         $    142,488    $    130,694    $    382,519
  Receivables                          102,770         127,600          77,792
  Receivables - related parties         42,926           6,874           6,535
  Income tax refund receivable         360,455         685,827          38,662
  Current deferred tax asset            23,440          18,148          23,440
  Inventories                          341,752         146,133         343,054
  Prepaid Expenses                      66,652          83,876         152,228
                                     ---------       ---------       ---------

TOTAL CURRENT ASSETS                 1,080,483       1,199,152       1,024,230

PROPERTY AND EQUIPMENT
  Property & equipment, at cost     18,550,298      18,140,989      18,503,716
  Less accumulated depreciation      8,276,869       7,444,956       8,264,151
                                    10,273,429      10,696,033      10,239,565
  Construction in progress             719,829       1,079,254         791,732
  Land and development costs         2,239,802       2,285,701       1,965,357
                                     ---------       ---------       ---------

NET PROPERTY AND EQUIPMENT          13,233,060      14,060,988      12,996,654

OTHER ASSETS                           139,537         287,853         247,987

TOTAL ASSETS                       $14,453,080     $15,547,993     $14,268,871


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
  Accounts payable                     311,461         547,081         471,978
  Accounts payable - related parties    10,800           5,577         250,675
  Employee compensation and
    related expenses                   224,449         213,010         226,601
  Taxes other than payroll & income    225,599         206,546         136,562
  Income taxes payable                                                 108,594
  Short-term revolving credit line                   2,720,900
  Current portion of long-term debt                    896,313
  Interest Payable                      19,680          39,245           5,037
  Deposits and other unearned revenue  527,732         540,440          68,537
  Other current liabilities              2,250           2,376           2,254
                                     ----------      ---------       ---------

TOTAL CURRENT LIABILITIES            1,321,971       5,171,488       1,270,238

LONG-TERM DEBT (less current
                 portion)            3,821,162       1,957,313       3,169,291
DEFERRED INCOME TAXES                1,337,202       1,214,060       1,337,202
                                     ---------       ---------       ---------

TOTAL LIABILITIES                    6,480,335       8,342,861       5,776,731

STOCKHOLDERS' EQUITY
  Preferred stock (950 shares           24,500          24,500          24,500
    authorized; $100 par value;
    cumulative; outstanding 245,245
    and 245)
  Common stock (5,000,000 shares     2,978,597       2,356,489       2,978,597
    authorized; no par value; out-
    standing 932,948, 897,399 and
    932,948)
  Additional paid-in capital            20,519          20,519          20,519
  Retained earnings                  4,949,129       4,803,624       5,468,524
                                     ---------       ---------       ---------

TOTAL STOCKHOLDERS' EQUITY           7,972,745       7,205,132       8,492,140
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY           $14,453,080     $15,547,993     $14,268,871

The accompanying notes are an integral part of these condensed financial statements

                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Quarter and Year to Date
                                                       For The        For The
                                                       Period         Period
                                                       6/1/95         6/1/94
                                                           to             to
                                                       9/17/95        9/18/94
                                                       -------        -------


REVENUE
  Lifts                                             $   226,748    $   216,525
  Food, beverage and retail                             387,585        412,941
  Lodging                                                53,574         58,370
  Lease, management and other fees                      164,921        245,057
  Lease, management and other fees - related parties     73,628         18,000
  Real estate sales - net                                29,688        305,771
                                                        -------       --------

TOTAL OPERATING REVENUE                                 936,144      1,256,664

COSTS AND EXPENSES
  Direct expenses - lifts                               276,922        238,372
  Cost of food, beverage and retail                     139,752        134,442
  Cost of real estate sales                               1,648        137,492
  Payroll and related expenses                          708,989        786,650
  Direct expenses                                       272,554        255,690
  Direct expenses - related party                         5,000          6,000
  Marketing                                              69,688        242,893
  Planning, development and consulting                                      56
  Depreciation and amortization                          16,252         18,200
  General and administrative                            229,180        272,655
  General and administrative - related parties           11,433         44,020
                                                      ---------      ---------

TOTAL COSTS AND EXPENSES                              1,731,418      2,136,470

OPERATING (LOSS)                                       (795,274)      (879,806)


OTHER INCOME (EXPENSE)
  Interest Income                                         2,123            167
  Interest Expense                                      (82,571)      (132,958)
  Gain (loss) on disposal of asset                       10,065        (10,486)
                                                        --------      ---------

TOTAL OTHER INCOME (EXPENSE)                            (70,383)      (143,277)

(LOSS) BEFORE TAXES                                    (865,657)    (1,023,083)
  Recovery of income taxes                             (346,262)      (394,061)
                                                       ---------      ---------

NET (LOSS)                                            $(519,395)     $(629,022)

(LOSS)PER COMMON SHARE                              $    (0.56)    $    (0.67) *


WEIGHTED AVERAGE SHARES OUTSTANDING                      932,948       932,948 *

   *Restated to retroactively reflect stock dividend effective November 22, 1994

The accompanying notes are an integral part of these condensed financial statements.



                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                     Quarter and Year-To-Date
                                                       For The        For The
                                                       Period         Period
                                                       6/1/95         6/1/94
                                                         to             to
                                                       9/17/95        9/18/95
                                                       -------        -------


NET CASH (USED IN) OPERATING ACTIVITIES            $  (764,269)   $  (853,571)
                                                   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                        59,170         (59,170)
  Property and equipment acquisitions                 (186,803)       (131,739)
                                                      ---------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES               (127,633)       (190,909)
                                                      ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing under line of credit                       1,159,900
  Proceeds from draws on long-term revolver          2,052,427
  Principal payments on line of credit                                (205,000)
  Principal payments on long-term revolver          (1,400,556)
  Principal payments on long-term debt                                 (10,729)
  Principal payments on capital lease obligations                         (166)
                                                   ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              651,871         944,005
                                                   -----------      -----------


Net (decrease) in cash and cash equivalents           (240,031)       (100,475)

Cash and cash equivalents at beginning of period       382,519         231,169
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    142,488     $   130,694



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized)                    $    67,928     $   100,045
  Income Taxes (net of refunds)                    $    84,124     $      -0-


The accompanying notes are an integral part of these condensed financial statements.


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the year ended May 31, 1995.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the September 18, 1994 financial statements have been reclassified to conform with the September 17, 1995 presentation.


NOTE 2 - May 31, 1995

The balance sheet at May 31, 1995 has been condensed from the audited financial statements at that date.

NOTE 3 - EARNINGS (L0SS) PER COMMON SHARE

Earnings (Loss) per share is computed based on net income (loss) after deducting dividends paid on preferred stock of $0 and $0 for the quarters ended September 17, 1995 and September 18, 1994, respectively. The weighted average number of shares outstanding were 932,948 and 932,948 for the quarters ended September 17, 1995 and September 18, 1994, respectively. Shares outstanding and per share amounts at September 18, 1994 have been restated to reflect a 4% dividend effective November 22, 1994.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of ski lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 17, 1995 and September 18, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES
In April of 1994, the Company was issued a Citation and Notification of Penalty by the Occupational Safety and Health Administration (OSHA), citing 14 alleged violations of their regulations. The Company has filed a notice of intent to contest the citation. All but one of the claimed violations have been corrected. The remaining issue would impact the skiing industry nationwide, due to the present design and manufacture of lift towers. The conflict is before the Department of Labor in administrative law proceedings, with the trial date currently set for January, 1996. A provision for the proposed penalties was charged against income in the fourth quarter of 1994.

Big Mountain Development Corporation, a wholly owned subsidiary of the Company has been named in a lawsuit filed by Construction Management Associates, which built townhouses on behalf of Big Mountain Development Corp. In the suit, Construction Management Associates seeks payment of $10,000 withheld by Big Mountain Development due to defects and necessary repairs. Big Mountain Development Corporation has counterclaimed against Construction Management Associates asserting breach of contract and negligence claims. Also, Big Mountain Development Company has brought a Third-Party Complaint against Cottle, Graybeal, Yaw Architects, Ltd., the architectural firm which designed and oversaw the construction project, for indemnification, contribution, apportionment, breach of contract and negligence. This litigation is in its initial stages, discovery has not begun and the district court has not yet issued a scheduling order or set a trial date.

The Company has been named in a wrongful discharge lawsuit, with unspecified damages, by a former employee. All pleadings have not yet been filed and discovery has not begun. It is too early to determine what exposure, if any, the Company may have.

NOTE 6.  NOTES PAYABLE

On November 14, 1994 the Company completed a new loan agreement with Bank of America Idaho N.A. (BOA) and Seattle First National Bank (Seafirst) providing an $8.0 million revolving, reducing line of credit which matures June 1, 2002. The agreement provides funds for seasonal working capital, capital projects and restructure of long-term debt. The agreement contains covenants that require minimum net worth and fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. On November 30, 1994, proceeds from the loan were drawn to retire all existing First Interstate Bank of Oregon (FIOR) long-term debt and FIOR lines of credit balances. Each June 1, the amount available under the line reduces by $750,000. At September 17, 1995, $3,428,838 was unused of the $7,250,000 available under the instrument. The loan agreement bears interest at or below the institutions' prime rate.

Previously, the Company had a loan agreement with First Interstate Bank of Oregon, N.A. (FIOR) providing for a total of $3,500,000 revolving lines of credit for the purpose of financing capital improvements and operating expenses. That loan carried an interest rate of 1.25% above FIOR's prime rate and imposed a commitment fee of 0.375% on the daily unused balance. At September 18, 1994, $761,009 was available on the FIOR lines of credit.


NOTE 7.  BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 1995 and 1994 is summarized as follows:

                                  Ski Area      Real Estate     Consolidated

Quarter Ended 9/17/95
  Net Sales                       $906,456         $29,688        $936,144
  Operating (Loss)               ($732,948)       ($62,326)      ($795,274)
  Depreciation & amortization      $10,276          $5,976         $16,252
  Identifiable assets          $12,913,986      $1,539,094     $14,453,080
  Capital expenditures            $186,803            -0-         $186,803

Quarter Ended 9/18/94
  Net Sales                       $950,893        $305,771      $1,256,664
  Operating (Loss)               ($862,534)       ($17,272)      ($879,806)
  Depreciation & amortization      $17,048          $1,152         $18,200
  Identifiable assets          $13,612,791      $1,935,202     $15,547,993
  Capital expenditures             $98,651         $33,088        $131,739




                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                            For the        For the
                                            Period         Period
                                             6/1/95         6/1/94
                                               to             to
                                            9/17/95        9/18/94
                                            -------        -------


Gross Revenues                          $   936,144     $ 1,256,664
Net (Loss)                              $  (519,395)    $  (629,022)
(Loss) per Common Share                 $      (.56)    $      (.67)*
Total Assets                            $14,453,080     $15,547,993
Long-Term Debt less current portion     $ 3,821,162     $ 1,957,313

*Restated to retroactively reflect stock dividend effective November 22, 1994.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR-TO-DATE


Revenues

Total revenues for the interim period from June 1, 1995 to September 17, 1995 were $936,144, a decrease of $320,520 or 26% under the interim period from June 1, 1994 to September 18, 1994. The decrease was primarily due to lower real estate sales. Net real estate sales fell 90% or $276,083 to $29,688 from $305,771 last year. During the quarter, no sales of the Company's lots were completed due to the soft demand in the regional real estate market.


Operating Expenses

Total operating expenses fell 19% primarily due to the decline in real estate sales and reduced marketing costs for the quarter. Several areas of the Company benefited from the restructuring and cost management programs initiated during the previous fiscal year. Payroll and related expense declined by $77,661 or nearly 10%, while general and administrative costs declined by $51,290 or 18%. Direct expenses - lifts increased by $38,550 or 16%, largely due to substantial repairs to several of the Company's chairlifts.


Other Expenses

Interest expense for the period ended September 17, 1995 was $82,571, a decrease of $50,387 or 38% from last year. The decrease is due to both lower interest rates on the Company's new line of credit and a lower level of borrowing. Also, the interest expense of $82,571 for the current year and $132,958 for the prior year is net of capitalized construction period interest of $1,207 and $7,769 in the respective periods.

The first quarter net loss of $519,395 was $109,627 or 17% less than the same quarter last year. This was due largely to cost containment efforts.

A loss for this interim period in any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially, taken individually bear little comparative value.


Liquidity and Capital Resources

Working capital at the end of the quarter was ($241,488) which is an improvement from the prior year's ($3,972,336). The increase was due primarily to restructuring of the Company's debt facilities.

Total liabilities of $6,480,335 represents 81% of stockholders' equity at September 17, 1995, down from $8,342,861 or 116% of stockholders' equity at September 18, 1994.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At September 17, 1995, there was $3,821,162 borrowed with $3,428,838 of additional unused capacity of the $7,250,000 available at that date.


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to Note 5 to Condensed Consolidated Financial statements of this Form 10-QSB, which is incorporated herein by reference.


Item 4.   Submission of Matters to a Vote of Security Holders

          At the regular Annual Meeting of Shareholders held on October 10, 1995, the Shareholders reelected all current directors to additional one year terms. Shareholders were entitled to cast nine votes for each share of common stock held with cumulative voting allowed. The table below summarizes voting results:


                                         FOR          WITHHELD

          Charles R. Abell              700,760          501
          Brian T. (Tim) Grattan        555,041          501
          Dennis L. Green               551,551          501
          Michael T. Jenson             683,342          501
          Darrel R. (Bill) Martin       553,217          501
          Michael J. Muldown            753,836          501
          Calvin S. Robinson            552,762          501
          W. E. Schreiber               552,008          501
          Paul D. Watson                550,233          501
                                        -------          ---
          Total Cast                  5,452,750        4,509    5,457,259   65%
          Not Voted                                             2,939,273   35%
          Total Votes Available                                 8,396,532  100%

Item 5.   Other Information

          On October 20, 1995, the Board of Directors declared a 4% common stock dividend. The stock dividend will be paid to owners of record on November 6, 1995 and distributed November 29, 1995.


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              None

          b.  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended September 17, 1995.

                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        Winter Sports, Inc.
                                           (Registrant)


Date:  October 27, 1995             /s/ Michael J. Collins
                                    Michael J. Collins
                                    President & Chief Executive Officer
                                   (Principal Executive Officer)

Date:  October 27, 1995             /s/ Steven P. Benner
                                    Steven P. Benner
                                    Treasurer & Chief Financial Officer
                                   (Principal Financial and