Form 10QSB
period 1995-12-10
WINTER SPORTS INC /NEW
filed 1996-01-22
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 10, 1995

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [ X ]  No [   ]


As of January 19, 1996, the number of shares outstanding of the issuer's common stock, no par value, was 969,918.


Transitional Small Business Disclosure Format       Yes [   ]     No [ X ]




                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                                     INDEX
                                                               Page No.

PART 1    FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                    3
            At:
               December 10, 1995
               December 11, 1994
               May 31, 1995

          Condensed Consolidated Statements of Operations          4
            For The Periods:
               September 17, 1995 - December 10, 1995
               September 18, 1994 - December 11, 1994
               June 1, 1995 - December 10, 1995
               June 1, 1994 - December 11, 1994



          Condensed Consolidated Statements of Cash Flows          5
            For The Periods:
               June 1, 1995 - December 10, 1995
               June 1, 1994 - December 11, 1994

          Notes to Condensed Consolidated Financial Statements     6-8

          Management's Discussion and Analysis of Financial
            Conditions                                             9-10

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                              11

          Item 5.   Other Information                              11

          Item 6.   Exhibits and Reports on Form 8-K               11-12

                    Signatures                                     12



                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                   December 10,     December 11,       May 31,
                                       1995             1994            1995
           ASSETS                  (Unaudited)      (Unaudited)       (Note 2)
--------------------------------   -----------      -----------       --------

CURRENT ASSETS
  Cash & cash equivalents         $    283,785    $    507,861    $    382,519
  Receivables                          331,386          89,231          77,792
  Receivables - related parties         12,867          32,574           6,535
  Income tax refund receivable         792,006         602,786          38,662
  Current deferred tax asset            23,440          18,148          23,440
  Inventories                          766,260         300,181         343,054
  Prepaid Expenses                     113,227         100,060         152,228
                                     ---------       ---------       ---------

TOTAL CURRENT ASSETS                 2,322,971       1,650,841       1,024,230

PROPERTY AND EQUIPMENT
  Property & equipment, at cost     18,550,298      18,361,473      18,503,716
  Less accumulated depreciation      8,287,604       7,453,985       8,264,151
                                    10,262,694      10,907,488      10,239,565
  Construction in progress             947,734         499,190         791,732
  Land and development costs         2,247,611       2,767,468       1,965,357
                                    ----------      ----------      ----------

NET PROPERTY AND EQUIPMENT          13,458,039      14,174,146      12,996,654

OTHER ASSETS                           137,911         255,936         247,987

TOTAL ASSETS                       $15,918,921     $16,080,923     $14,268,871


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
  Accounts payable                 $   855,654     $   382,130     $   471,978
  Accounts payable - related parties     7,560           4,100         250,675
  Employee compensation and
    related expenses                   275,337         312,255         226,601
  Taxes other than payroll & income    141,817         100,321         136,562
  Income taxes payable                                                 108,594
  Interest payable                      13,478                           5,037
  Deposits and other unearned
    revenue                          2,390,924       2,654,456          68,537
  Other current liabilities              2,187           2,393           2,254
                                     ---------       ---------       ---------

TOTAL CURRENT LIABILITIES            3,686,957       3,455,655       1,270,238

LONG-TERM DEBT                       3,571,773       4,488,362       3,169,291

DEFERRED INCOME TAXES                1,337,202       1,214,059       1,337,202
                                     ---------       ---------       ---------

TOTAL LIABILITIES                    8,595,932       9,158,076       5,776,731

STOCKHOLDERS' EQUITY
  Preferred stock (950 shares           24,500          24,500          24,500
    authorized; $100 par value;
    cumulative; outstanding 245,
    245 and 245)
  Common stock (5,000,000 shares     3,560,874       2,978,597       2,978,597
    authorized; no par value; out-
    standing 969,918, 897,399 and
    932,948)
  Additional paid-in capital            20,519          20,519          20,519
  Retained earnings                  3,717,096       3,899,231       5,468,524
                                     ---------       ---------       ---------

TOTAL STOCKHOLDERS' EQUITY           7,322,989       6,922,847       8,492,140
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY           $15,918,921     $16,080,923     $14,268,871

The accompanying notes are an integral part of these condensed financial statements
                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Second Quarter            Year to Date
                                    For The    For The      For The     For The
                                    Period     Period       Period      Period
                                    9/18/95    9/19/94      6/1/95      6/1/94
                                      to         to           to          to
                                   12/10/95   12/11/94     12/10/95    12/11/94
                                   --------   --------     --------    --------


REVENUE
  Lifts                           $ 264,135  $ 551,239    $ 490,883   $ 767,764
  Food, beverage and retail         107,214    165,882      494,799     578,823
  Lodging                            17,898     22,519       71,472      80,889
  Lease, management & other fees     96,872    145,599      261,221     390,656
  Lease, management & other fees:
     related parties                 57,493     19,200      134,241      37,200
  Real estate sales - net                      986,699       27,140   1,292,470
                                    -------  ---------    ---------   ---------

TOTAL OPERATING REVENUE             543,612  1,891,138    1,479,756   3,147,802

COSTS AND EXPENSES
  Direct expenses - lifts           281,744    389,386      558,666     627,758
  Cost of food, beverage & retail    47,323     50,621      187,075     185,063
  Cost of real estate sales             574    506,809        2,222     644,301
  Payroll and related expenses      555,132    597,946    1,264,121   1,363,596
  Direct expenses                   220,920    217,231      493,474     478,833
  Direct expenses - related party     4,625      5,461        9,625      16,673
  Marketing                         244,526    212,604      314,214     455,497
  Marketing - related party                                               6,000
  Planning, development & consulting                                         56
  Depreciation and amortization      12,194     69,445       28,446      87,645
  General and administrative        176,234    233,211      405,414     519,546
  General and administrative:
     related parties                 13,023     21,360       24,456      55,576
                                  ---------  ---------    ---------   ---------

TOTAL COSTS AND EXPENSES          1,556,295  2,304,074    3,287,713   4,440,544

OPERATING (LOSS)                 (1,012,683)  (412,936)  (1,807,957) (1,292,742)


OTHER INCOME (EXPENSE)
  Interest income                       239        559        2,362         727
  Interest expense                  (62,255)   (71,504)    (144,826)   (204,462)
  Gain (loss) on disposal of asset                           10,065     (10,486)
  Other expense                         (24)                    (24)
                                    --------   --------    ---------   ---------

TOTAL OTHER INCOME (EXPENSE)        (62,040)   (70,945)    (132,423)   (214,221)

(LOSS) BEFORE TAXES              (1,074,723)  (483,881)  (1,940,380) (1,506,963)
  Recovery of income taxes         (431,411)  (208,725)    (777,673)   (602,786)
                                  ---------- ----------- -----------  ----------

NET (LOSS)                        $(643,312) $(275,156) $(1,162,707)  $(904,177)

(LOSS)PER COMMON SHARE              $(0.66)    $(0.28)*     $(1.20)     $(0.93)*


WEIGHTED AVERAGE SHARES
  OUTSTANDING                       969,918    969,918*     969,918     969,918*

*Restated to retroactively reflect a 4% stock dividend effective November 29, 1995.

The accompanying notes are an integral part of these condensed financial statements.


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                      For The         For The
                                                       Period          Period
                                                       6/1/95          6/1/94
                                                         to              to
                                                      12/10/95        12/11/94
                                                      --------        --------


NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                              $   (65,876)    $   928,986
                                                   ------------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                        59,335         (55,535)
  Advances to affiliates                                (2,850)
  Master plan                                             (543)
  Property and equipment acquisitions                 (484,838)       (447,568)
                                                      ---------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES               (428,896)       (503,103)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing under line of credit                       2,218,900
  Proceeds from draws on long-term revolver          3,337,386       5,038,362
  Principal payments on line of credit                              (3,434,900)
  Principal payments on long-term debt                              (3,414,355)
  Principal payments on long-term revolver          (2,934,904)       (550,000)
  Payment of dividends                                  (6,444)         (7,032)
  Principal payments on capital lease obligations                         (166)
                                                   ------------    ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 396,038        (149,191)

Net (decrease) increase in cash
  and cash equivalents                                 (98,734)        276,692

Cash and cash equivalents at beginning of period       382,519         231,169
                                                   -----------     -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    283,785     $   507,861



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized)                    $   136,384     $   160,181
  Income Taxes (net of refunds)                    $    84,124     $      -0-


The accompanying notes are an integral part of these condensed financial statements.


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the December 11, 1994 financial statements have been reclassified to conform with the December 10, 1995 presentation.


NOTE 2 - May 31, 1995

The balance sheet at May 31, 1995 has been condensed from the audited financial statements at that date.

NOTE 3 - EARNINGS (L0SS) PER COMMON SHARE

(Loss) per share is computed based on net income (loss) after deducting dividends paid on preferred stock of $980 and $980 for the quarters ended December 10, 1995 and December 11, 1994, respectively. The weighted average number of shares outstanding were 969,918 and 969,918 for the quarters ended December 10, 1995 and December 11, 1994, respectively. Shares outstanding and per share amounts at December 11, 1994 have been restated to reflect a 4% stock dividend effective November 29, 1995.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of ski lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended December 10, 1995 and December 11, 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

In April of 1994, the Company was issued a Citation and Notification of Penalty by the Occupational Safety and Health Administration (OSHA), citing 14 alleged violations of their regulations. The Company has filed a notice of intent to contest the citation. All but one of the claimed violations have been corrected. The remaining issue would impact the skiing industry nationwide, due to the present design and manufacture of lift towers. The conflict is before the Department of Labor in administrative law proceedings, with the trial date currently set for January 30, 1996. A provision for the proposed penalties was charged against income in the fourth quarter of 1994.

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

NOTE 6.  NOTES PAYABLE

On November 14, 1994 the Company completed a new loan agreement with Bank of America Idaho N.A. (BOA) and Seattle First National Bank (Seafirst) providing an $8.0 million revolving, reducing line of credit which matures June 1, 2002. The agreement provides funds for seasonal working capital, capital projects and restructure of long-term debt. The agreement contains covenants that require minimum net worth and fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At December 10, 1995, $3,678,227 was unused of the $7,250,000 available under the instrument. The loan agreement bears interest at or below the institutions' prime rate.


NOTE 7.  BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the second quarter and first two quarters of 1995 and 1994 is summarized as follows:

                                   Ski Area      Real Estate    Consolidated

Second Quarter

For the Period
  9/18/95 to 12/10/95:
  Net Sales                     $   541,716      $    1,896     $   543,612
  Operating (Loss)              $  (978,157)     $  (34,526)    $(1,012,683)
  Depreciation & amortization   $     7,712      $    4,482     $    12,194
  Identifiable assets           $14,351,963      $1,566,958     $15,918,921
  Capital expenditures          $   298,035      $     -0-      $   298,035

For the Period
  9/19/94 to 12/11/94:
  Net Sales                     $   904,439      $  986,699     $ 1,891,138
  Operating (Loss) Income       $  (744,903)     $  331,967     $  (412,936)
  Depreciation & amortization   $    66,600      $    2,845     $    69,445
  Identifiable assets           $14,082,401      $1,998,522     $16,080,923
  Capital expenditures          $   220,153      $   95,676     $   315,829

Year to Date

For the Period
  6/1/95 to 12/10/95:
  Net Sales                     $ 1,448,172      $   31,584     $ 1,479,756
  Operating (Loss)              $(1,715,616)     $  (92,341)    $(1,807,957)
  Depreciation & amortization   $    17,988      $   10,458     $    28,446
  Identifiable assets           $14,351,963      $1,566,958     $15,918,921
  Capital expenditures          $   484,838      $     -0-      $   484,838

For the Period
  6/1/94 to 12/11/94:
  Net Sales                     $ 1,855,332      $1,292,470     $ 3,147,802
  Operating (Loss) Income       $(1,611,735)     $  318,993     $(1,292,742)
  Depreciation & amortization   $    83,698      $    3,947     $    87,645
  Identifiable assets           $14,082,401      $1,998,522     $16,080,923
  Capital expenditures          $   318,804      $  128,764     $   447,568


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                         For  The        For  The
                                         Period          Period
                                         6/1/95          6/1/94
                                           to              to
                                         12/10/95        12/11/94
                                         --------        --------


Net Revenues                          $ 1,479,756     $ 3,147,802
Net (Loss)                            $(1,162,707)    $  (904,177)
(Loss) per Common Share               $     (1.20)    $     (0.93)*
Total Assets                          $15,918,921     $16,080,923
Long-Term Debt less current portion   $ 3,571,773     $ 4,488,362

*Restated to retroactively reflect a 4% stock dividend effective November 29, 1995.


RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the second quarter from September 18, 1995 to December 10, 1995 were $543,612, a decrease of $1,347,526 (71%) over the same quarter of the prior year. The decrease was due primarily to both lower real estate sales and lower lift revenue. There were no real estate sales during the quarter, a $986,699 decrease from the same quarter last year. The drop is due to the soft demand in the regional real estate market. Lift revenue fell 52% or $287,104 due to unusually favorable snow conditions in the same quarter last year. Total revenues year to date were down 53% or $1,668,046 from last year, due primarily to lower real estate sales and lift revenue.


Operating Expenses

Total operating expenses fell 32% primarily due to the lack of real estate sales and the effects of the restructuring and cost management system implemented in the prior year. Direct expenses - lifts and costs of real estate sales fell $107,642 and $506,235, respectively in conjunction with the decrease in revenues in these areas.


Other Expenses

Interest expense for the quarter ended December 10, 1995 was $62,255, a decrease of $9,249 or 13% lower than the second quarter last year. Interest expense fell by $59,636 or 29% over the first two quarters versus the same quarters of the prior year. The decrease was due to both lower interest rates and lower levels of borrowing on the line of credit. The year to date interest expense of $144,826 for fiscal 1995 and $204,462 for fiscal 1994 is net of capitalized construction period interest of $4,393 and $19,786 in the respective periods.

The second quarter net loss of $643,312 was $368,156 or 134% more than the same quarter last year. Year to date the net loss of $1,162,707 was $258,530 (29%) larger than during the same time period last year.

A loss for this interim period in any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially, taken individually bear little comparative value.

Liquidity and Capital Resources

Working capital of $(1,363,986) at the end of the second quarter of 1995 increased from working capital of $(1,804,814) at December 11, 1994. This increase was primarily due to increased receivables and inventory. At December 10, 1995 accounts receivable was $331,386, an increase of $242,155 (271%) from December 11, 1994. This increase is due to a payment from a lift ticket vendor that had not been received at December 10, 1995. The payment was received shortly after the end of the quarter. During the current fiscal year the Company assumed operations of a ski shop. In prior years the business had been operated by a lessee. Consequently, inventory at December 10, 1995, the beginning of the ski shop's operating season, increased by 155% from $300,181 to $766,260.

Accounts payable at December 10, 1995 was $855,654, a 124% increase from December 11, 1994. This increase was due to the increase in inventory associated with the assumption of the ski shop operation. Total liabilities of $8,595,932 represents 117% of stockholders' equity at December 10, 1995, down from $9,158,076 or 132% of stockholders' equity at December 11, 1994. Common stock increased to $3,560,874 at December 10, 1995 from $2,978,597 at May 31, 1995 due to the issuance of a 4% stock dividend effective November 29, 1995. Shares issued under the stock dividend amounted to 36,970 shares.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At December 10, 1995, there was $3,571,773 borrowed with $3,678,227 of additional unused capacity of the $7,250,000 available at that date.


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to Note 5 to Condensed Consolidated Financial statements of this Form 10-QSB, which is incorporated herein by reference.


Item 5.   Other Information

          On October 20, 1995, the Board of Directors declared a 4% common stock dividend. The stock dividend was paid to owners of record on November 6, 1995 and distributed November 29, 1995. Shares issued under the stock dividend amounted to 36,970 shares.


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              None

          b.  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 10, 1995.
          c.  Financial Data Schedule


                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Winter Sports, Inc.
                                           (Registrant)


Date:     January 22, 1996                   /s/ Michael J. Collins
                                             Michael J. Collins
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

Date:     January 22, 1996                    /s/ Thomas E. Cullen
                                              Thomas E. Cullen
                                              Manager of Finance and Development
                                             (Principal Financial and Accounting