Form 10QSB
period 1996-03-03
WINTER SPORTS INC /NEW
filed 1996-04-16
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 3, 1996

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


As of March 22, 1996, the number of shares outstanding of the issuer's common stock, no par value, was 969,918.



Transitional Small Business Disclosure Format       Yes [   ]     No [ X ]







                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES

                                     INDEX
                                                          Page No.

PART 1    FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
            At:
               March 3, 1996
               March 5, 1995
               May 31, 1995

          Condensed Consolidated Statements of Operations
            For The Periods:
               December 11, 1995 - March 3, 1996
               December 12, 1994 - March 5, 1995
               June 1, 1995 - March 3, 1996
               June 1, 1994 - March 5, 1995



          Condensed Consolidated Statements of Cash Flows
            For The Periods:

               June 1, 1995 - March 3, 1996
               June 1, 1994 - March 5, 1995

          Notes to Condensed Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
            Conditions

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K
                    Signatures





                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     March 3,         March 5,         May 31,
                                       1996             1995            1995
           ASSETS                  (Unaudited)      (Unaudited)       (Note 2)
- --------------------------------   -----------      -----------       --------

CURRENT ASSETS
  Cash & cash equivalents         $    313,252    $    383,106    $    382,519
  Receivables                          220,653         184,001          77,792
  Receivables - related parties         35,913                           6,535
  Income tax refund receivable          14,333                          38,662
  Current deferred tax asset            23,440          18,148          23,440
  Inventories                          546,002         231,795         343,054
  Prepaid Expenses                     132,841         146,360         152,228
                                     ---------       ---------       ---------

TOTAL CURRENT ASSETS                 1,286,434         963,410       1,024,230

PROPERTY AND EQUIPMENT
  Property & equipment, at cost     18,655,242      18,500,825      18,503,716
  Less accumulated depreciation      8,839,104       8,079,260       8,264,151
                                    ----------      ----------      ----------

                                     9,816,138      10,421,565      10,239,565
  Construction in progress             934,604         629,970         791,732
  Land and development costs         2,248,626       2,426,700       1,965,357
                                    ----------      ----------      ----------

NET PROPERTY AND EQUIPMENT          12,999,368      13,478,235      12,996,654

OTHER ASSETS                           137,452         215,848         247,987
                                   -----------     -----------     -----------

TOTAL ASSETS                       $14,423,254     $14,657,493     $14,268,871


LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

CURRENT LIABILITIES
  Accounts payable                 $   675,797     $   667,529     $   471,978
  Accounts payable - related parties    12,513                         250,675
  Employee compensation and
    related expenses                   328,765         384,864         226,601
  Taxes other than payroll & income    206,462         164,408         136,562
  Income taxes payable                 107,715         359,443         108,594
  Interest payable                       6,461                           5,037
  Deposits and other unearned
    revenue                            848,720         963,267          68,537
  Other current liabilities              2,187           4,756           2,254
                                     ---------       ---------       ---------

TOTAL CURRENT LIABILITIES            2,188,620       2,544,267       1,270,238

LONG-TERM DEBT                       2,250,000       2,539,150       3,169,291
DEFERRED INCOME TAXES                1,337,202       1,214,059       1,337,202
                                    ----------      ----------      ----------

TOTAL LIABILITIES                    5,775,822       6,297,476       5,776,731

STOCKHOLDERS' EQUITY
  Preferred stock (950 shares           24,500          24,500          24,500
    authorized; $100 par value;
    cumulative; outstanding 245,
    245 and 245)
  Common stock (5,000,000 shares     3,560,874       2,978,597       2,978,597
    authorized; no par value; out-
    standing 969,918, 897,399 and
    932,948)
  Additional paid-in capital            20,519          20,519          20,519
  Retained earnings                  5,041,539       5,336,401       5,468,524
                                     ---------       ---------       ---------

TOTAL STOCKHOLDERS' EQUITY           8,647,432       8,360,017       8,492,140
                                     ---------       ---------       ---------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY           $14,423,254     $14,657,493     $14,268,871

The accompanying notes are an integral part of these condensed financial statements

                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Third Quarter             Year to Date
                                   For The     For The     For The     For The
                                   Period      Period      Period      Period
                                   12/11/95    12/12/94    06/01/95    06/01/94
                                     to          to           to           to
                                   03/03/96    03/05/95    03/03/96    03/05/95
                                   --------    --------    --------    --------

REVENUE
  Lifts                          $3,567,126  $3,634,801  $4,058,009  $4,402,565
  Food, beverage and retail       1,072,015     854,179   1,533,936   1,427,066
  Equipment rental and repair       281,867      72,293     314,745      78,229
  Lodging                           112,147     116,423     183,619     197,312
  Lease, management & other fees    586,296     832,961     821,585   1,223,058
  Lease, management & other fees:
     related parties                 45,460      63,457     205,633     101,216
  Real estate sales - net                       662,365      27,140   1,954,835
                                  ---------  ----------   ---------   ---------

TOTAL OPERATING REVENUE           5,664,911   6,236,479   7,144,667   9,384,281

COSTS AND EXPENSES
  Direct expenses - lifts           707,641     826,766   1,266,307   1,454,524
  Depreciation - lifts              325,697     364,137     325,697     364,137
  Cost of food, beverage & retail   453,621     282,894     640,696     467,957
  Cost of real estate sales            (500)    251,417       1,722     895,718
  Payroll and related expenses      982,610   1,017,740   2,246,731   2,381,336
  Direct expenses                   350,487     374,110     843,961     862,567
  Direct expenses - related party     6,938           0      16,563      11,000
  Marketing                         179,468     138,872     493,682     594,369
  Planning, development & consulting              5,411                   5,467
  Depreciation and amortization     228,555     262,340     257,001     349,985
  General and administrative        160,004     249,690     565,418     774,684
  General and administrative:
     related parties                 12,180      11,425      36,636      63,602
                                  ---------  ----------   ---------   ---------

TOTAL COSTS AND EXPENSES          3,406,701   3,784,802   6,694,414   8,225,346

OPERATING INCOME                  2,258,210   2,451,677     450,253   1,158,935

OTHER INCOME (EXPENSE)
  Interest income                        30       1,217       2,392       1,944
  Interest expense                  (48,415)    (65,388)   (193,242)   (269,850)
  Gain (loss) on disposal of asset                2,802      10,065      (7,684)
  Other income                                    9,011                   9,011
  Other expense                                                 (23)
                                    -------     -------    --------    --------

TOTAL OTHER INCOME (EXPENSE)        (48,385)    (52,358)   (180,808)   (266,579)
                                    -------     -------    --------    --------

INCOME BEFORE TAXES               2,209,825   2,399,319     269,445     892,356
  Provision for income taxes        885,388     962,229     107,715     359,443
                                 ----------  ---------- -----------  ----------

NET INCOME                       $1,324,437  $1,437,090 $   161,730 $   532,913

INCOME PER COMMON SHARE              $ 1.37      $ 1.48*     $  .17      $  .55*

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       969,918     969,918*    969,918     969,918*

*Restated to retroactively reflect a 4% stock dividend effective November 29, 1995.

The accompanying notes are an integral part of these condensed financial statements.



                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                       For The         For The
                                                       Period          Period
                                                       6/1/95          6/1/94
                                                         to              to
                                                       3/3/96          3/5/95
                                                       ------          ------


NET CASH PROVIDED BY
 OPERATING ACTIVITIES                              $ 1,262,313     $ 2,801,992
                                                   -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                        59,438         (57,236)
  Option deposit                                        (1,000)
  Advances to affiliates                                (2,850)
  Master plan                                             (543)
  Property and equipment acquisitions                 (460,891)       (494,416)
                                                      --------        --------

NET CASH (USED IN) INVESTING ACTIVITIES               (405,846)       (551,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing under line of credit                       2,982,856
  Proceeds from draws on long-term revolver          5,090,406       5,038,362
  Principal payments on line of credit                              (6,698,068)
  Principal payments on long-term debt                              (3,414,355)
  Principal payments on long-term revolver          (6,009,696)       (550,000)
  Payment of dividends                                  (6,444)         (7,032)
  Principal payments on capital lease obligations                         (166)
                                                   -----------     -----------

NET CASH (USED IN)
  FINANCING ACTIVITIES                                (925,734)     (2,098,403)

Net (decrease) increase in cash
  and cash equivalents                                 (69,267)        151,937

Cash and cash equivalents at beginning of period       382,519         231,169
                                                   -----------     -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    313,252     $   383,106
SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized)                    $   191,817     $   237,786
  Income Taxes (net of refunds)                    $    84,265     $  (291,766)


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

Certain amounts in the March 5, 1995 financial statements have been reclassified to conform with the March 3, 1996 presentation.
NOTE 2 - May 31, 1995

The balance sheet at May 31, 1995 has been condensed from the audited financial statements at that date.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per share is computed based on net income after deducting dividends paid on preferred stock of $980 and $980 for the quarters ended March 3, 1996 and March 5, 1995, respectively. The weighted average number of shares outstanding were 969,918 and 969,918 for the quarters ended March 3, 1996 and March 5, 1995, respectively. Shares outstanding and per share amounts at March 5, 1995 have been restated to reflect a 4% stock dividend effective November 29, 1995.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of ski lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended March 3, 1996 and March 5, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

In April of 1994, the Company was issued a Citation and Notification of Penalty by the Occupational Safety and Health Administration (OSHA), citing 14 alleged violations of their regulations. All but one of the claimed violations were corrected previously and the remaining issue was settled prior to going to trial.

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

The Company has been named in a wrongful discharge lawsuit, with unspecified damages, by a former employee. All pleadings have been filed and a trial dated has been set for July, 1996. It has not been determined what exposure, if any, the Company may have.

NOTE 6.  NOTES PAYABLE

On November 14, 1994 the Company completed a new loan agreement with Bank of America Idaho N.A. (BOA) and Seattle First National Bank (Seafirst) providing an $8.0 million revolving, reducing line of credit which matures June 1, 2002. The agreement provides funds for seasonal working capital, capital projects and restructure of long-term debt. The agreement contains covenants that require minimum net worth and fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At March 3, 1996, $5,000,000 was unused of the $7,250,000 available under the instrument. The loan agreement bears interest at or below the institutions' prime rate.

NOTE 7.  BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the second quarter and first three quarters of 1996 and 1995 is summarized as follows:

                                 Ski Area        Real Estate   Consolidated
Third Quarter

For the Period
  12/11/95 to 3/3/96:
  Net Sales                     $ 5,661,515      $     3,396    $ 5,664,911
  Operating Income (Loss)       $ 2,290,162      $   (31,952)   $ 2,258,210
  Depreciation & amortization   $   549,770      $     4,482    $   554,252
  Identifiable assets           $12,873,341      $ 1,549,913    $14,423,254
  Capital expenditures          $   162,856      $      -0-     $   162,856

For the Period
  12/12/94 to 3/5/95:
  Net Sales                     $ 5,574,114      $   662,365    $ 6,236,479
  Operating Income              $ 2,135,241      $   316,436    $ 2,451,677
  Depreciation & amortization   $   621,429      $     5,048    $   626,477
  Identifiable assets           $12,806,847      $ 1,850,646    $14,657,493
  Capital expenditures          $    62,983      $    20,504    $    83,487
Year to Date

For the Period
  6/1/95 to 3/3/96:
  Net Sales                     $ 7,111,583      $    33,084    $ 7,144,667
  Operating Income (Loss)       $   571,142      $  (120,889)   $   450,253
  Depreciation & amortization   $   567,757      $    14,941    $   582,698
  Identifiable assets           $12,873,341      $ 1,549,913    $14,423,254
  Capital expenditures          $   460,891      $      -0-     $   460,891

For the Period
  6/1/94 to 3/5/95:
  Net Sales                     $ 7,429,446      $ 1,954,835    $ 9,384,281
  Operating Income              $   621,689      $   537,246    $ 1,158,935
  Depreciation & amortization   $   705,125      $     8,997    $   714,122
  Identifiable assets           $12,806,847      $ 1,850,646    $14,657,493
  Capital expenditures          $   381,787      $   112,629    $   494,416






                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                        For  The        For  The
                                        Period          Period
                                        6/1/95          6/1/94
                                           to              to
                                        3/3/96          3/5/95
                                        ------          ------


Net Revenues                         $ 7,144,667     $ 9,384,281
Net Income                           $   161,730     $   532,913
Income per Common Share              $       .17     $       .55*
Total Assets                         $14,423,254     $14,657,493
Long-term Debt less current portion  $ 2,250,000     $ 2,539,150

*Restated to retroactively reflect a 4% stock dividend effective November 29, 1995.



RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the third quarter from December 11, 1995 to March 3, 1996 were $5,664,911, a decrease of $571,568 (9%) from the same quarter of the prior year. The decrease was due primarily to no real estate sales during the quarter, a $662,365 decrease from the same quarter last year. The drop is due to the soft demand in the regional real estate market. The Company anticipates this trend to continue through the fourth quarter of this fiscal year. Food, beverage and retail increased by $217,836 (26%) over the same quarter last year. The increase is due to the addition of a new retail sales outlet in the current fiscal year. Equipment rental and repair increased by $209,574 (290%) over the same quarter last year. The increase is due to the addition of a new ski rental and repair shop in the current fiscal year. Lease, management and other fees decreased by $246,665 (30%) due primarily to the loss of two lessees from the prior year. Total revenues year to date were down 24% due primarily to lower real estate sales and lower lease, management and other fees.


Operating Expenses

Total operating expenses for the quarter decreased by $378,101 (10%) due primarily to the lack of real estate sales and the effects of the restructuring and cost management system implemented in the prior year. The cost of food, beverage and retail increased $170,727 in conjunction with the increase in revenues in this area. The cost of real estate sales fell $251,917 due to the lack of sales in this area.


Interest Expense

Interest expense for the quarter ended March 3, 1996 was $48,415, a decrease of $16,973 or 26% lower than the third quarter last year. Interest expense fell by $76,608 or 28% over the first three quarters versus the same quarters of the prior year. The decrease was due to both lower interest rates and lower levels of interest bearing debit. The year to date interest expense of $193,242 for fiscal 1996 and $269,850 for fiscal 1995 is net of capitalized construction period interest of $5,666 and $22,722 in the respective periods.

The third quarter net income of $1,324,437 was $112,653 or 8% less than the same quarter last year. Year to date the net income of $161,730 was $371,183 or 70%
less   than during the same time period last year.

The Company's main periods of business occur in its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company's business, results in any one quarter are not necessarily indicative of the results for the entire year.


Liquidity and Capital Resources

Working capital of $(902,186) at the end of the third quarter of 1996 increased
$678,671 from working capital of $(1,580,857) at March 5, 1995.   During the
current fiscal year the Company assumed operations of a retail ski shop. In prior years the business had been operated by a lessee. Consequently, inventory at March 3, 1996 increased by 136% from $231,795 to $546,002.

Income taxes payable at March 3, 1996 decreased by $251,728 from last year. Total liabilities of $5,775,822 represent 67% of stockholders' equity at March 3, 1996 down from $6,297,476 or 75% of stockholders' equity at March 5, 1995. Common stock increased to $3,560,874 at March 3, 1996 from $2,978,597 at May 31, 1995 due to the issuance of a 4% stock dividend effective November 29, 1995. Shares issued under the stock dividend amount of 36,970 shares.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At March 3, 1996, there was $2,250,000 borrowed with $5,000,000 of additional unused capacity of the $7,250,000 available at that date. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.



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

          PRESS RELEASE DATED APRIL 8, 1996

          WHITEFISH, MT, Monday, April 8, 1996 -- Winter Sports, Inc. (WSI), owner and operator of The Big Mountain Ski and Summer Resort, confirmed today that it has entered into discussions with representatives of the City of Kellogg, Idaho, regarding possible acquisition of the Silver Mountain Ski Resort assets. This follows several months of analysis and review by WSI.
     The Silver Mountain Resort in Kellogg, Idaho was originally opened in 1968, was extensively expanded in 1989-90, and boasts the world's longest single-stage gondola. Five chairlifts and two day skier facilities are the other significant components of the area. For the 1994-95 fiscal year the two resorts reported the following results:

                                   The Big Mountain         Silver Mountain

     Skier Visits                         295,900                 95,200

     Gross Revenues                   $12,081,900             $3,389,400

     Both resorts, like the Pacific Northwest ski industry in general, experienced lower skier visits in the 1995-96 season.

     WSI said it believes an acquisition would provide benefits to the customers, local communities and employees of both ski operations, and for the stockholders of WSI. These would include possible operating efficiencies and sharing of technological expertise between the two resorts. Both would be expected to operate winter and summer services and provide both day ticket and season pass programs.

     Winter Sports, Inc.'s stock is traded under the `WSKI'' designation on the NASDAQ stock market. Since 1947, the corporation has continuously operated The Big Mountain Ski & Summer Resort, and more recently, a related real estate development subsidiary. It is one of the few publicly traded ski resort companies in North America.

End of Press Release
Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              None

          b.  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended March 3, 1996

          c.  Financial Data Schedule





                  WINTER SPORTS, INC. AND SUBSIDIARY COMPANIES


                                  FORM 10-QSB


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Winter Sports, Inc.
                                             (Registrant)



Date:     April 16, 1996                     /s/ Michael J. Collins
                                             Michael J. Collins
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)



Date:     April 16, 1996                      /s/ Thomas E. Cullen
                                              Thomas E. Cullen
                                              Manager of Finance and Development
                                             (Principal Financial and Accounting
                                              Officer)