Form 10KSB
period 1996-05-31
WINTER SPORTS INC /NEW
filed 1996-08-29
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB


[ X ]          Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange       Act of 1934 (Fee Required)

          For the fiscal year ended May 31, 1996, or

[   ]          Transition report pursuant to Section 13 or 15(d) of the
Securities               Exchange Act of 1934 (No Fee Required)

          For the transition period from              to
                                        -------------   -------------


Commission File No. 0-15030

                              WINTER SPORTS, INC.
             (Exact name of registrant as specified in its charter)


         Montana                                              81-0221770
(State of Incorporation)                       (I.R.S. Employer I.D. No.)


                  P. O. Box 1400, Whitefish, Montana    59937

Registrant's telephone number, including area code  (406) 862-1900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ]    No [   ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Registrant's revenues in its most recent fiscal year were $9,509,828.


Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1996 was $8,107,409. As of August 15, 1996, the number of shares outstanding of the registrant's common stock, no par value, was 969,918.


                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB            Incorporated Document
Part III, Item 9, Item 10     Proxy Statement dated September 17, 1996 to be
          Item 11, Item 12    filed with the Securities and Exchange Commission
                              for the annual meeting of shareholders to be held on October 8, 1996.

Total number of pages, including cover page           Exhibit Index - page
                                            ----                           ----


                              WINTER SPORTS, INC.

                                  Form 10-KSB

                               Table of Contents

                                                                 Page

Part I

Item  1 - Business ...................................................

Item  2 - Properties .................................................

Item  3 - Legal Proceedings ..........................................

Item  4 - Submission of Matters to a Vote of Security Holders ........

Part II

Item  5 - Market for Common Stock and Related Stockholder Matters ....

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................
Item  7 - Financial Statements .......................................

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................

Part III

Item  9 - Directors and Executive Officers of the Registrant .........

Item 10 - Executive Compensation .....................................

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management .................................................

Item 12 - Certain Relationships and Related Transactions .............

Part IV

Item 13 - Exhibits and Reports on Form 8-K ...........................

          Exhibit Index ..............................................

          Exhibits ...................................................

Signatures ...........................................................


                                     Part I
Item 1.  Business

Winter Sports, Inc. d/b/a The Big Mountain Ski and Summer Resort (the
`Company'' or ``The Big Mountain''), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at The Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the `Forest Service''). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, restaurant operations, auxiliary services, and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment. The Company owns approximately 600 acres in and around its base area which is available for commercial and residential development.

The ski facilities include seven chairlifts, a T-bar lift and a platter lift, which service approximately 35 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Moguls Bar & Grille (food and beverage), the Alpine Lodge (cafeteria), ZnoZone (food and video arcade), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (food, beverage and retail) located at the summit of the mountain and the Outpost (cafeteria, ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires, three food and beverage operations, a day-care center, a photography shop and a sleigh ride, wagon ride and summer horse back riding
operation.   Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 34.95%, 32.20% and 32.06% of total revenues in 1995-96, 1994-95 and 1993-94, respectively. The Company has an all beverage liquor license and is designated as a `resort area''for the issuance of additional resort retail liquor licenses.

During the 1992 fiscal year, twenty two condominiums located in the base area were purchased for resale to third parties. At May 31, 1996, only one condominium unit remains and the Company intends to retain ownership in that unit for the foreseeable future. Also in 1992, the Company began developing approximately seven percent of its fee simple land into single-family home lots and townhome lots, for the purpose of sale to interested parties. Sales of single-family and townhome lots began in 1993 when plat approval was received. The Company has developed 54 townhome lots and 57 single-family lots in three phases to date. In addition, four townhome units were constructed and sold by the Company. At May 31, 1996, 17 single-family lots and 8 townhome lots remain available for sale.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company's facilities are operated seven days a week. During the past 48 years, The Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

The Company also operates on a limited basis from late May through mid-October. This operation consists of a chairlift/gondola ride to the summit for sightseeing and hiking and limited food, beverage, rental and retail, hotel and recreational facilities.

The Company's business is primarily seasonal. A significant portion of its gross revenue is derived during the winter ski season. Real estate sales can occur on a year-round basis. The Company maintains a year-round staff of approximately 50 employees. During peak ski season, approximately 400 additional persons are employed. During the limited summer operations, approximately 70 additional persons are employed.

Located at or near the base area and on the access road to The Big Mountain are privately owned condominium developments, and a number of private homes, many of which are available for public rental. Other accommodations are available in the Flathead Valley. The ski area is served by an all weather secondary highway.

The ski resort business is highly competitive. The success of The Big Mountain's business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, energy shortages and the Canadian exchange rate. The profitability and growth of The Big Mountain's ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with The Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley, Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowgrooming operations.

The land occupied by the mountain top restaurant (Summit House) and the Company's lift sites is subject to a 30-year term, special-use permit from the Forest Service expiring December 31, 2015, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.9% of applicable revenues. Payments for fiscal year 1996 were $133,650. Payments in 1995 and 1994 were $106,672 and $136,972, respectively.

In carrying out its business, the Company must comply with a number of requirements concerning environmental quality. Advance approval from the Forest Service must be obtained for all construction, land alteration and significant repair, in addition to obtaining approval from other state and federal agencies regarding the protection of the environment and wildlife within the permitted areas. In 1985-86, the Company undertook a major expansion to build a chairlift and ski slopes on the previously undeveloped northern slope of The Big Mountain. As a result of this expansion, restrictions for north slope lifts and slopes were imposed by the Forest Service covering the length of the ski season on those slopes, time periods for construction and restriction of outdoor cooking at the mountain top restaurant during the summer season. Since 1990, the Company has pursued additional expansion of ski terrain and additional amenities to offer customers within its permit area and in 1996 a Record of Decision was issued by the Forest Service approving most of the expansion items requested.

The Company has two wholly-owned subsidiaries. Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties. Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and development of certain land parcels owned by the Company.

Item 2.  Properties

The properties owned or leased by the Company are located eight miles north of the City of Whitefish, in the northwest corner of the State of Montana, in the Whitefish Range overlooking the Flathead Valley. The Flathead Valley lies on the western slope of the continental divide of the United States and is bordered on the north by the Canadian provinces of British Columbia and Alberta.
In the winter of 1947, the Company opened a T-Bar lift, ski slopes, day facilities and parking lots for use by the public. Since 1947, chairlifts, ski slopes, trails, a cross country course, dining and lodging accommodations were added periodically. In 1988-89 the one and one-half mile Big Ravine run from the summit to the village area was constructed and in 1989-90, a major expansion project included the construction of a high-speed detachable quad chairlift/gondola to replace the first double chairlift. Also added in that year were a snowmaking system, grooming vehicles, a warehouse and maintenance building, expansion of the Summit House building, burial of utility lines and clearing of slopes and trails. Additions in 1990-91 included a barn, a mountaintop maintenance shop and tennis courts. Also added were building improvements and snowmaking. During 1991-92, 22 condominiums located in the base area were acquired for the purpose of resale. By the end of 1995 one of the condominiums remained unsold and was taken off the market. Also in 1992 initial development costs were incurred to develop approximately seven percent of the Company's fee simple land into single-family home lots and townhouse lots for the purpose of sale to third parties.

During 1992-93, the Village Lift, a fixed-grip quad chairlift, was constructed. Other additions included parking lots, two Alpinglow Inn condominium units, a bus, improvements to buildings, land, trails and roads, and snowmaking. Real estate lots began to sell in 1993. During 1993-94, the Company built a new lower village day lodge facility of approximately 8,900 square feet. The facility contains a cafeteria, ski rental and retail shop, ski patrol facilities and ticket office. Four townhomes were constructed for sale. Facility improvement projects in 1994-95 included hotel residing, grading of the road to the Outpost Building, fabrication of a village stairway, completion of 14 additional single family lots, and the addition of a real estate sales building.

Improvements in 1995-96 included paving of the road to the Outpost Building, remodeling of the rental and retail facility in the base area, extension of the upper terminal of Chair #6 to improve access to the village, and an additional pumping station for the snowmaking reservoir.

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits. Substantially all of the Company's assets, excluding lands designated for real estate development are encumbered to secure the Company's loans. See
Note 5 of the `Notes to Consolidated Financial Statements''.

The lengths and capacities of the Company's ski lifts are as follows:

Lifts               Type       Number *    Vertical Rise         Rides/Hour
- - - -----               ----       --------    -------------         ----------


Glacier Chaser      Quad       Chair #1     2,088 ft.            2,400
Hellroaring         Double     Chair #2     1,116 ft.              950
Tenderfoot          Triple     Chair #3       434 ft.            1,070
Great Northern      Triple     Chair #4     1,360 ft.            1,575
Glacier View        Triple     Chair #5       840 ft.            1,800
Village Lift        Quad       Chair #6       280 ft.            1,500
Big Creek           Triple     Chair #7     1,216 ft.            1,800
T-Bar                                         572 ft.              925
Platter                                        60 ft.              750

* Chair numbers refer to numbers assigned in The Big Mountain's Resort Area Master Plan.

The Company's major buildings are as follows:
                                                  Square Footage

Building                                         Floor      Deck
- - - --------                                         -----      ----


  Ski Lodge                                      17,494     3,500
  Chalet                                         11,428     1,080
  Alpine Lodge                                   10,272
  Bierstube                                       3,860     2,000
  Big Mountain Ski Shop                           8,928
  Hibernation House                              15,360
  Summit House                                   14,400     2,920
  Ski Hut                                           896
  Maintenance Building                            5,250
  Warehouse and Maintenance Building             15,360
  Ticket Sales Building                             850
  Barn                                            1,800
  Maintenance Shop on mountaintop                 1,800
  Outpost Building                                8,904
  Real Estate Sales Building                      1,440

Item 3.  Legal Proceedings

The information appearing in Note 13 of the Notes to Consolidated Financial Statements is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

                                    Part II


Item 5.  Market for Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol `WSKI''.

The following table sets forth the range of quarterly high and low bid quotations for the Company's common stock for the last two fiscal years. High and low bid quotations have been supplied by D. A. Davidson & Co., Inc., a registered broker-dealer which acts as a marketmaker in the Company's common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                 1996               1995
                                 ----               ----


               Quarter         High     Low        High   Low
               -------         ----     ---        ----   ---


                 1st           14.906   14.656     18.75  16.586
                 2nd           15.750   14.656     18.75  16.856
                 3rd           15.500   14.000     18.25  15.50
                 4th           14.375   14.000     16.75  15.50

No cash dividends have been paid on the Company's common stock since 1984. On August 25, 1989, August 31, 1990, August 19, 1991, November 10, 1992, November 12, 1993, November 22, 1994 and November 29, 1995, 4% common stock dividends were paid, with fractional shares paid in cash.

The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America Idaho N.A./Seattle-First National Bank (Banks) and the Company. These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Banks.

The Company's Bylaws authorize the Board of Directors to declare dividends on common or preferred stock out of unreserved and unrestricted earned surplus or out of unreserved and unrestricted net earnings of the current and preceding fiscal years, taken as a single period. Cumulative dividends, in the amount of $4 per share per year, must be paid on preferred stock prior to the payment of cash dividends on the common stock. At August 15, 1996, there were 245 shares of preferred stock outstanding.

The approximate number of shareholders of record for the Company's common stock as of August 15, 1996 was 813.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues declined in 1996 by $2,572,023 (21%). The decline is primarily due to the drop in real estate sales of $2,276,591 (89%) from 1996 to 1995. The decline in real estate sales was due mainly to a down turn in the local real estate market. The Company expects this trend to continue into the first quarter of fiscal year 1997. Revenue from food, beverage and retail as well as equipment rental and repair increased by $266,485 (16%) and $325,110 (345%), respectively. These increases are due to the fact that the Company's lease with a ski shop concessionaire expired at the end of the 1995 ski season and the Company negotiated the purchase of substantially all of the operating assets of the concessionaire and operated the retail and rental business during the 1996 ski season. Lease, management and other fees were off $453,668 (24%) due mainly to the expiration of the concessionaire's lease, as noted above.

Skier visits declined by 19% (55,730) in 1996 due primarily to the continued weakness of the Canadian dollar, poor snow conditions at the beginning of the ski season, and changes to the Company's discounted preseason voucher program. In the past the Canadian market has accounted for approximately a third of the Company's market; it is estimated that it represented only 21% in 1996. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. A lack of adequate snow did not allow for a timely opening of 100% of the ski area in 1996. The lack of snow, coupled with unusually good snow conditions at the locations of the Company's Canadian competition contributed to the decline in Canadian skier visits. Finally, the Company made changes in its preseason discount voucher sales program that resulted in lower voucher sales. The Company sold 57,020 vouchers in 1996 compared to 82,012 in 1995. The Company intends to eliminate the components of the program that resulted in the decline. The Company plans to both continue and expand its marketing programs both in Canada and domestically.

In 1995, the Company experienced a decline in revenue of $198,840 (2%). Real estate sales and lodging revenues account for a major portion of the decline ($160,376 and $57,377, respectively). Real estate sales were lower primarily due to fewer condominium sales as the Company's inventory of condominiums was nearly depleted. Sales of condominiums were $71,500 in 1995 versus $436,900 in 1994. The decline in lodging revenues was due to an increased bed base in the surrounding area, coupled with lower on-mountain occupancy rates.

Operating Expenses

Costs and expenses declined by $1,473,761 (14%) in 1996 to $9,121,351 compared to $10,595,112 in 1995. The decline is primarily due to lower real estate sales which resulted in a $1,014,229 or a 93% decline in cost of real estate sales.
In 1996, the Company also initiated a substantial cost reduction program that accounted for a significant portion of the overall decline in costs and expenses. Direct expenses of lift operations declined by 15% ($259,666) due primarily to efficiencies gained through the organizational changes made in the prior year coupled with the cost reduction plan of the current year. Marketing expenses were $704,316 in 1996 compared to $785,977 in 1995. This decline is due primarily to reduced staffing levels in 1996. The Company intends to increase its marketing effort in the coming year in order to turn around the decline in skier visits it experienced in 1996. The cost of food, beverage and retail increased in 1996 to $805,061 from $565,236. The change is due to the increase in retail sales operations that resulted from the acquisition of a concessionaire's operation. Payroll and related costs decreased by $207,180 or 7% in 1996 from 1995 due to the Company's cost reduction efforts. The Company is constantly looking for ways to decrease its costs in all areas of operations while maintaining or increasing the level of customer service.

In 1995, overall operating costs and expenses declined by $141,812 (1%) due to the initiation of an operational reorganization plan which improved efficiency, communications and customer service. Direct expenses of lift operations declined by 5% or $95,966 primarily due to lower snowmaking costs. Lower real estate sales resulted in an 18% or $238,348 decline in the cost of real estate sales. The Company realized high profits from the sale of real estate in 1995 due to the sales of higher margin lots as opposed to higher sales of condominiums and finished townhome units in the prior year. Lower foreign exchange rates, lower taxes and reduced snow removal costs resulted in a 22% or $267,858 decline in general and administrative costs.

Interest Income/Expense and Other Income/Expense

Interest expense in 1996 declined by $101,432 or (31%). The decrease is primarily due to lower levels of borrowing on the Company's revolving credit line and lower interest rates. However, the Company did notice an increase in short-term interest rates in the fourth quarter of 1996. Capitalized interest in 1996 amounted to $6,106, which is a $16,177 decline from 1995 due to a lower level of self-constructed capital investments made in 1996.

In 1995, interest expense was $330,353 compared to $271,059 in 1994,a 22% increase. The increase was primarily due to a higher level of borrowing in early 1995 and higher interest rates as a result of the actions of the Federal Reserve Board. Capitalized interest in 1995 fell to $22,283 compared to $76,231 in 1994 due to lower levels of capital expenditures made during the year.

In the fourth quarter of 1995, the Company charged against income $102,109 of planning costs carried in Construction in Progress. The charge relates to certain elements of master planning costs for long-term resort development which are not expected to be utilized within the foreseeable future. Also in 1995, the Company received a profit recovery payment of $6,170 included in Other Income (Expense).

Income Taxes and Net Income

Income before income taxes was $163,002, an 85% decrease from 1995. The provision for income taxes in 1996 was $49,677 compared to $387,133 in 1995.
The decrease in the effective tax rate in 1996 (to 30% from 37%) was primarily due to a lower Federal statutory rate. Net income in 1996 was $113,325 or $0.12 per common share compared to $665,037 or $0.68 per common share (restated to recognize a 4% stock dividend issued November 29, 1995).

Pre-tax income in 1995 declined by $43,729. Income taxes provided in 1995 increased by $37,379. The increase in the effective tax rate in 1995 of 5% was largely the result of higher federal income taxes in the current year due to lower state deductions and the addition of taxable refunds in 1995. Net income in 1995 dropped to $665,037 or $0.68 per common share (restated) from $746,145 or $0.77 per common share (restated) in 1994.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of 1996 was $60,176, a $306,184 improvement from ($246,008) at the end of 1995. The increase was primarily due to the reduction in Accounts Payable - Related Party and Income Taxes Payable. The ratio of current assets to current liabilities at the end of 1996 was 1.07 to 1 versus
 .81 to 1 at the end of 1995. Working capital has traditionally been negative at the end of the fiscal year as the Company's main periods of activity are the third and early fourth quarters. Cash flows from operating activity decreased to $552,845 in 1996 from $2,407,085 in 1995 due primarily to lower net cash flows from land development, lower accounts payable and higher income tax refunds.

At the end of 1995, working capital increased significantly to ($246,008) from ($2,717,345) at the end of 1994. The increase was predominantly due to the restructuring of the Company's credit facilities. At May 31, 1995, no portion of the revolving, reducing facility was currently due compared to $1,766,000 in current revolver borrowings and $893,783 in current portion of long-term debt at May 31, 1994. The ratio of current assets to current liabilities at the end of 1995 was .81 to 1 versus .27 to 1 at the end of 1994.

Long-term debt at the end of 1996 decreased to $2,792,060 from $3,169,291 at the end of 1995 which amounted to 32% of stockholders' equity compared to 37% at the end of 1995.

At the end of 1995 long-term debt was $3,169,291 compared to $1,970,572 due to the replacement of the Company's short-term revolving facility and term debt with a long-term loan facility.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America Idaho, N.A. and Seattle-First National Bank. The agreement provides for an $8,000,000 revolving, reducing line of credit which matures on June 1, 2002. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $750,000 each May 31st. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below the institutions' prime rate. The Company may obtain funds below the prime rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. At May 31, 1996 the Company had one standby letter of credit outstanding for $25,000. There were $4,432,940 of unused funds available at May 31, 1996.

At May 31, 1995, the Company had standby letters of credit of $71,083 outstanding and had unused funds available of $4,759,626.

The Company has long-term plans to further develop The Big Mountain Ski & Summer Resort and its real estate properties, on its own or with joint venture partners. In addition, the Company has received a Record of Decision on its Environmental Impact Statement from the United States Forest Service Supervisor regarding requested expansion of the resort within its lease boundaries. The decision will allow for most of the requested expansion the Company has been pursuing for several years. Financing for future development is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.


Item 7.  Financial Statements

Index to Consolidated Financial Statements                               Page


     Independent Auditors' Report

     Financial Statements:
       Consolidated Balance Sheets as of May 31, 1996 and 1995

       Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flow
         for the Years Ended May 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) and Subsidiary Companies as of May 31, 1996 and 1995, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. and Subsidiary Companies as of May 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 8, 1996

                   WINTER SPORTS, INC. & SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS


                                                           May 31
                                                  1996                1995
                                                  ----                ----

ASSETS

Current Assets
  Cash and cash equivalents                $     87,424       $    382,519
  Receivables (net of reserve for bad debts
     of $42,043 and $0, respectively)           107,542             77,792
  Receivables - related party (Note 11)          23,750              6,535
  Income tax refund receivable                  128,948             38,662
  Current deferred tax asset (Note 7)            38,042             23,440
  Inventories                                   424,500            343,054
  Prepaid expenses                              170,172            152,228
                                              ---------          ---------

Total Current Assets                            980,378          1,024,230
                                              ---------          ---------
Property and Equipment, at Cost (Note 3)     18,436,526         18,503,716
Accumulated depreciation and amortization    (8,742,075)        (8,264,151)
                                             -----------        -----------

                                              9,694,451         10,239,565

Construction in progress (Note 1)               762,831            791,732
Land and development costs                    1,916,719          1,965,357
                                             ----------         ----------

Net Property and Equipment                   12,374,001         12,996,654
                                             ----------         ----------


Other Assets (Note 4)                           336,396            247,987
                                             ----------         ----------


TOTAL ASSETS                               $ 13,690,775       $ 14,268,871


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $    421,544       $    471,978
  Accounts payable - related parties (Note 11)   11,489            250,675
  Employee compensation and related expenses    120,870            226,601
  Taxes other than payroll and income           138,327            136,562
  Income taxes payable                                             108,594
  Interest payable                               42,577              5,037
  Deposits and other unearned income            183,711             68,537
  Other current liabilities                       1,684              2,254
                                            -----------        -----------

Total current liabilities                       920,202          1,270,238
Long-term debt (Note 5)                       2,792,060          3,169,291
Deferred income taxes (Note 7)                1,379,508          1,337,202
                                           ------------       ------------

Total Liabilities                             5,091,770          5,776,731

Commitments and contingencies (Note 13)

Stockholders' Equity (Notes 6 & 12)
  Preferred stock (950 shares of $100 par value
    authorized; 4% cumulative;
    245 shares outstanding)                      24,500             24,500

  Common stock (5,000,000 shares of no-par
  value authorized; 969,918 and 932,948 shares
  outstanding in 1996 and 1995, respectively) 3,560,874          2,978,597
  Additional paid-in capital                     20,519             20,519
  Retained earnings                           4,993,112          5,468,524
                                           ------------      -------------

Total stockholders' equity                    8,599,005          8,492,140
                                           ------------      -------------


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $ 13,690,775      $  14,268,871

   The accompanying notes are an integral part of these financial statements.


                   WINTER SPORTS, INC. & SUBSIDIARY COMPANIES
                   ------------------------------------------

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                        1996         1995         1994
                                        ----         ----         ----

Revenue
  Lifts                            $ 5,219,915  $ 5,645,794   $ 5,638,026
  Food, beverage and retail          1,938,393    1,671,908     1,678,997
  Equipment rental and repair          419,325       94,215        65,473
  Lodging                              247,516      254,996       312,373
  Lease, management and other fees   1,153,996    1,606,765     1,568,697
  Lease, management and other fees,
    related party                      262,143      263,042       311,618
  Real estate sales - net              268,540    2,545,131     2,705,507
                                    ----------   ----------    ----------

Total Revenue                        9,509,828   12,081,851    12,280,691
                                    ----------   ----------    ----------


Operating Expenses
  Direct expenses - lifts            1,629,790    1,889,456     1,985,422
  Depreciation expenses - lifts        555,748      548,249       512,266
  Cost of food, beverage and retail    805,061      565,236       527,659
  Cost of real estate sales             76,645    1,090,874     1,329,222
  Payroll and related expenses       2,896,111    3,103,291     3,045,408
  Direct expenses                    1,043,533    1,129,790     1,002,420
  Direct expenses - related party       26,451       11,050        15,000
  Marketing                            704,316      785,977       656,200
  Planning, development
    and consulting costs                              8,780        37,791
  Depreciation and amortization        496,180      505,577       400,846
  General and administrative           828,853      879,347     1,146,532
  General and administrative -
    related party                       58,663       77,485        78,158
                                    ----------   ----------    ----------

Total Operating Expenses             9,121,351   10,595,112    10,736,924
                                    ----------   ----------    ----------


Operating Profit                       388,477    1,486,739     1,543,767
                                    ----------   ----------    ----------


Other Income (Expense)
  Interest income                        4,528        3,091         2,901
  Settlement expense                                             (164,150)
  Interest expense                    (228,921)    (330,353)     (271,059)
  Other income(expense) (Note 14)       (1,082)    (107,307)      (15,560)
                                    -----------  -----------   -----------
Total Other Income (Expense)          (225,475)    (434,569)     (447,868)
                                    -----------  -----------   -----------


Income before income taxes             163,002    1,052,170     1,095,899
  Provision for income taxes            49,677      387,133       349,754
                                    ----------   ----------    ----------


Net Income                             113,325      665,037       746,145

Retained earnings - beginning
    of year                          5,468,524    5,432,646     5,308,976
  Dividends                           (588,737)    (629,159)     (622,475)
                                    -----------  -----------   -----------

Retained earnings - end of year     $4,993,112   $5,468,524    $5,432,646


Net income per common
    share (Note 6)                  $     0.12   $    0.68(1)  $    0.77(1)

Weighted average shares outstanding    969,918     969,918(1)    969,459(1)

(1)  Restated to reflect stock dividend issued November 29, 1995

   The accompanying notes are an integral part of these financial statements


                   WINTER SPORTS, INC. & SUBSIDIARY COMPANIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              1996          1995         1994
                                              ----          ----         ----
Cash flows from operating activities
  Net income                               $ 113,325     $ 665,037    $ 746,145
                                           ---------     ---------    ---------


Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization          1,051,928     1,053,826      913,112
    Increase in deferred income taxes         14,519        93,201      128,520
    Settlement expense                                     (60,650)      60,650
    Loss on sale or retirement of assets       1,122       113,488          690
    Planning and development expensed                        6,000        6,000
    Bad debt expense                          42,043
    Employee stock bonus                                                 40,647
    Deferred revenue                                                   (223,453)
    Changes in operating assets
     and liabilities:
       Receivables                           (89,008)       31,830      (25,375)
       Refundable income taxes               (90,286)      253,104     (291,766)
       Inventories                           (81,446)     (190,378)      (2,310)
       Prepaid expenses                      (17,944)       41,176      (27,174)
       Construction in progress              (66,782)     (273,865)    (145,940)
       Land and development costs             48,638       368,626     (265,020)
       Accounts payable                     (289,620)      312,935       53,444
       Employee compensation and
         related expenses                   (105,731)      (84,812)      56,441
       Interest payable                       37,540
       Taxes other than payroll and income     1,765        16,320        7,470
       Income taxes payable                 (108,594)      108,594     (407,283)
       Deposits and other unearned revenue   115,174       (90,179)      23,715
       Other liabilities                        (570)        7,295       55,535
       Decrease in other assets              (23,228)       35,537      246,488
                                           ----------    ---------    ---------

  Total adjustments                          439,520     1,742,048      204,391
                                           ---------     ---------    ---------
Net cash provided by operating activities    552,845     2,407,085      950,536
                                           ---------     ---------    ---------


Cash flows from investing activities:
  Proceeds from sale of assets                10,065         2,800        1,441
  Proceeds from redemption of
    certificate of deposit                    59,170
  Purchase of non-compete covenant                          (1,000)
  Purchase of certificate of deposit                       (53,374)
  Property and equipment acquisitions       (533,484)     (694,095)  (2,334,698)
                                           ----------    ----------  -----------

Net cash used in investing activities       (464,249)     (745,669)  (2,333,257)
                                           ----------    ----------  -----------


Cash flows from financing activities:
  Proceeds from short-term borrowing                     2,218,900    4,936,500
  Proceeds from issuance of
     long-term debt                        6,809,928     7,956,499
  Principal payments of short-term
    borrowing                                           (6,849,255)  (3,170,500)
  Principal payments of long-term debt    (7,187,159)   (4,787,208)    (934,057)
  Principal payments of capital lease
    obligations                                               (166)      (5,883)
  Loan costs paid on refinance                             (41,804)
  Payments of dividends                       (6,460)       (7,032)      (7,289)
                                          -----------   -----------   ----------

Net cash (used in) provided by
  financing activities                      (383,691)   (1,510,066)     818,771
                                          -----------   -----------   ---------


Net increase (decrease) in cash
  and cash equivalents                      (295,095)      151,350     (563,950)
Cash and cash equivalents - beginning
  of year                                    382,519       231,169      795,119
                                          ----------     ---------   ----------

Cash and cash equivalents - end of year   $   87,424     $ 382,519   $  231,169

Supplemental Disclosures (Note 8)

   The accompanying notes are an integral part of these financial statements


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Summary of Significant Accounting Policies

The consolidated financial statements include the amounts of Winter Sports, Inc. and its wholly-owned subsidiaries, Big Mountain Water Company and Big Mountain Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment is stated at cost. Additions and betterments are capitalized, while maintenance and repairs are expensed as incurred. For financial reporting purposes, depreciation is provided for by the straight-line method over estimated useful lives. Accelerated depreciation methods are used for tax purposes. Gains and losses from the sale or retirement of assets are included in income.

Land development in progress is stated at the lower of cost or net realizable value. All direct and indirect costs related to land development (including land acquisition costs, land improvement and construction costs for clearing and grading, roads, utility systems, architectural, surveying, engineering and legal fees) are charged to construction in progress. In addition, the Company capitalizes interest costs related to qualified expenditures on projects under development. The aggregate development cost is allocated to lots for sale based upon the relative sales value and is charged to cost of revenues as the individual lot sales are recognized as revenue. Costs not related to land development are charged to operations as incurred.

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. In 1996, 1995 and 1994, $6,106, $22,283 and $76,231 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method as provided for in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate. Under this method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expense was $532,158, $449,834 and $416,551 in 1996, 1995 and 1994, respectively.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) in 1993, retroactive to June 1, 1992. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of cost or market value on a first-in, first-out method.

Loan costs, included in Other Assets (Note 4), are being amortized ratably over the term of the loans. Organization costs are being amortized on a straight-line basis over a sixty month period.

On September 9, 1995, the company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Ski and Summer Resort. The Company is amortizing the costs of the EIS over a fifteen year period (Note 4).

Financial instruments that potentially subject the Company to credit risk consist of cash balances in one financial institution in excess of the Federal Deposit Insurance Corporation's $100,000 limit.

Other potential credit risks to the Company consist of trade receivables. The Company grants credit to customers for group banquets and retail inventory sales, most of whom are located in the northwest United States.

NOTE 2.   Business Segment Information

In 1996, 1995 and 1994, the Company operated principally in two industries, the operation of a ski area, and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve the development of land into single-family lots and townhome lots for the purpose of sales to interested parties. Condominium unit sales are included in real estate.

Financial information by industry segment for 1996, 1995 and 1994 is summarized as follows:

                                     Ski Area     Real Estate     Consolidated
                                     --------     -----------     ------------


1996
  Net sales                      $  9,228,575    $    281,254    $  9,509,829
  Operating profit               $    374,644    $     13,833    $    388,477
  Depreciation and amortization  $  1,033,698    $     18,230    $  1,051,928
  Identifiable assets            $ 12,192,293    $  1,498,482    $ 13,690,775
  Capital expenditures           $    533,484    $       0       $    533,484

1995
  Net sales                      $  9,536,720    $  2,545,131    $ 12,081,851
  Operating profit               $    600,205    $    886,534    $  1,486,739
  Depreciation and amortization  $  1,039,537    $     14,289    $  1,053,826
  Identifiable assets            $ 12,236,104    $  2,032,767    $ 14,268,871
  Capital expenditures           $    542,381    $    151,714    $    694,095

1994
  Net sales                      $  9,575,184    $  2,705,507    $ 12,280,691
  Operating profit               $    770,306    $    773,461    $  1,543,767
  Depreciation and amortization  $    909,732    $      3,380    $    913,112
  Identifiable assets            $ 12,703,358    $  2,036,092    $ 14,739,450
  Capital expenditures           $  2,329,196    $      5,502    $  2,334,698
NOTE 3.   Property and Equipment

                                     Asset
                                   Life Years         1996            1995
                                   ----------         ----            ----


Leasehold improvements                30       $    638,047   $     638,047
Buildings and grounds               10-30         6,723,982       6,640,929
Lifts                               10-15         6,532,679       6,436,473
Machinery and equipment              3-25         3,413,493       3,494,545
Furniture and fixtures               3-10           484,905         650,302
Water system                        10-25           643,420         643,420
                                               ------------   -------------

Total property and equipment                   $ 18,436,526   $  18,503,716

NOTE 4.   Other Assets

Other assets at May 31, 1996 and 1995 are summarized as follows:

                                                            1996           1995
                                                            ----           ----


Loan costs, net of amortization                         $  34,029     $   39,701
Deposits                                                      0           59,335
Planning and development - long-term                       69,565         69,022
Noncurrent deferred tax asset                              37,835         24,650
Condominiums held for sale                                    0           50,728
Environmental Impact Statement                            168,417            0
Other long-term assets                                     26,550          4,551
                                                        ---------     ----------

Total other assets                                      $ 336,396     $  247,987

NOTE 5.   Notes Payable

Long-term debt at May 31, 1996 and 1995 is summarized as follows:

                                                            1996           1995
                                                            ----           ----

Bank of America Idaho NA/Seattle-First National Bank   $ 2,792,060   $ 3,169,291
Revolving, reducing term loan with initial
$8,000,000 availability decreasing by $750,000 each May 31st. Mandatory principal reductions are required on outstanding balances above amounts available. Interest at or below banks' prime rate.
Interest rate at May 31, 1996 and 1995 was 7.31% and
7.87%, respectively. Secured by all ski operation real and personal property and assignment in trust of all U.S. Forest Service special use permits.

Total long-term debt                                   $ 2,792,060   $ 3,169,291

Mandatory reductions of long-term debt are as follows:

  For the Year Ending May 31,               Amount

              1997                    $         0
              1998                              0
              1999                              0
              2000                              0
              2001                              0
       2002 and beyond                  2,792,060
                                      -----------

                                      $ 2,792,060

The loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. At May 31, 1996 and 1995, the Company was in compliance with all loan covenants.

Standby letters of credit issued by Seattle-First National Bank (Seafirst) in the amount of $25,000 and $71,083 reduce the amount available under the revolving agreement at May 31, 1996 and 1995, respectively. At May 31, 1996 and 1995, $4,432,940 and $4,759,626 respectively, were unused and available for borrowing.

NOTE 6.   Capital Stock and Additional Paid-In Capital

Preferred stock is non-voting and subject to redemption at the Company's option at any time upon payment of not less than the $100 par value and any accumulated dividends.

The computation of earnings per common share is based on net income for the year after deducting dividends paid on preferred stock of 1996-$980, 1995-$980 and 1994-$952. The number of shares used in the computation is the weighted average number of common shares considered to be outstanding during the year. In 1996, 1995 and 1994, the Company issued 4% common stock dividends.

                                                1996          1995         1994
                                                ----          ----         ----


Cash dividends per preferred share           $  4.00       $  4.00      $  4.00
Cash dividends per common share              $    -        $    -       $    -

Changes in capital stock and additional paid-in capital are summarized as follows:
                      Preferred Stock        Common Stock
                      ---------------        ------------

                      Number               Number                  Additional
                     Of Shares   Amount   Of Shares    Amount    Paid-in Capital

Balance at 5/31/93      245   $ 24,500    860,831   $1,700,656     $ 20,519
Employee Stock Bonus                        2,391       40,647
4% Stock Dividend                          34,177      615,186

Balance at 5/31/94      245   $ 24,500    897,399    2,356,489       20,519
4% Stock Dividend                          35,549      622,108

Balance at 5/31/95      245   $ 24,500    932,948    2,978,597       20,519
4% Stock Dividend                          36,970      582,277

Balance at 5/31/96      245   $ 24,500    969,918   $3,560,874     $ 20,519
NOTE 7.   Income Taxes

Income taxes (credits) consist of the following:

                                                1996          1995         1994
                                                ----          ----         ----


Current
  Federal                                    $  29,467    $ 279,249   $ 175,445
  Amended returns                                           (31,301)
  Fuel tax credit                               (2,136)      (2,157)     (2,146)
                                                -------     --------    --------

                                                27,331      245,791     173,299
  State                                          7,827       55,502      47,935
  Amended returns                                    0       (7,361)          0
                                                -------      ------     --------


                                                35,158      293,932     221,234
Deferred
  Federal                                       11,037       85,654     114,968
  State                                          3,482        7,547      13,552
                                                ------       ------     -------

Provision for income taxes                   $  49,677    $ 387,133   $ 349,754

Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                                1996          1995         1994
                                                ----          ----         ----


Depreciation                              $3,604,284    $3,480,432   $3,129,042
Uniform capitalization for income tax       (110,540)      (70,920)      10,268
Bad Debt Reserve                             (42,043)          0            0
Vacation Allowance                           (44,731)      (54,136)     (46,927)
                                          -----------    ----------   ----------

Total timing differences                  $3,406,970    $3,355,376   $3,092,383

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                                1996          1995
                                                ----          ----


Noncurrent deferred tax liability            $1,379,508    $1,337,202
                                             ----------    ----------

Total deferred tax liability                 $1,379,508    $1,337,202

Current deferred tax assets                  $   38,042    $   23,440
Noncurrent deferred tax asset                    37,835        24,650
Valuation allowance                                 0             0
Net deferred tax assets                      $   75,877    $   48,090

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                                1996          1995         1994
                                                ----          ----         ----


Income before taxes                        $  163,002    $1,052,170   $1,095,899
Statutory federal rate                           27%           34%          34%
Increased (decreases) resulting from:
  State tax at statutory rate                     7%            7%           7%
  Other (net)                                    (4%)          (4%)         (9%)
Effective tax rate                               30%           37%          32%

NOTE 8.   Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                   1996          1995        1994
                                                 ----          ----        ----


  Interest (net of capitalized)           $   191,379    $  337,187   $  264,620
  Income taxes (net of refunds)           $   234,038    $  (67,766)  $  920,283


NOTE 9.   Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2015. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $133,650, $106,672 and $136,972 for 1996, 1995 and 1994, respectively.

NOTE 10.   Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2%. The plan is currently 100% funded. Company contributions to the Plan and charges to income for 1996, 1995 and 1994 amounted to $34,483, $49,297 and $41,047 respectively.

NOTE 11.    Related Party Transactions

Revenues are derived and expenses incurred as a result of transactions with executive officers, stockholders and directors of Winter Sports, Inc. or companies controlled by them or parties which can significantly influence management or the operating policies of the transacting parties. For reporting purposes, shareholders holding 5% or more of the Company's common stock are considered to be related parties who may, through their ownership, significantly influence transactions with the Company.

At the end of the 1995 ski season the Company purchased all of the existing rental and retail inventory, fixtures and equipment from The Big Mountain Ski Shop, a related party concessionaire. The purchase price of $248,870 included a covenant not to compete for both The Big Mountain Ski Shop, Inc. and Martin and Greta Hale. Payment of the purchase price was not made until after the Company's 1995 fiscal year end.

Related party transactions are summarized as follows:

                                                 1996          1995         1994
                                                 ----          ----         ----


Revenue received
  Rent and lease revenue                   $   34,331     $ 203,590    $ 235,247
  Management fee                           $   31,500     $  44,400    $  64,152
  Other revenue                            $  196,312     $  15,052    $  12,219
Expenses incurred
  Memberships                              $    5,000     $  11,050    $  15,000
  Legal fees                               $   53,663     $  34,343    $  35,645
  Contract labor                           $   25,431     $  29,250    $  31,500
  General and administrative               $    1,686     $  13,892    $  11,014
Amounts due to and from related parties
  Accounts receivable                      $   23,750     $   6,535    $  50,105
  Accounts payable                         $   11,489     $ 250,675    $  12,602

NOTE 12.   Stock Bonus and Stock Options

The Company has entered into employment agreements with its President which provide for the award of common stock each year dependent upon achievement of certain performance objectives. In 1996, 1995 and 1994, 0, 0 and 2,391 shares were awarded, respectively. The value of the stock awarded totaled $0, $0, and $40,647 in 1996, 1995 and 1994 and was charged to compensation.

Under prior employment agreements, non-qualified and incentive options to purchase the Company's common stock had been granted to the President.
Incentive options were dependent upon achievement of certain performance objectives. In each case, the purchase price was the bid price for the Company's common stock at the date of the grant. All options granted expire five years from the date of the underlying employment agreement. The Company has agreed to repurchase all or any portion of the stock purchased through exercise of options at a price equal to the purchase price for each stock plus $3.00 per share.

On August 1, 1992, the Company entered into an employment agreement with its President with a term ending July 31, 1996. Upon the successful conclusion of each anniversary of the agreement, the President is entitled to a non-qualified stock option allowing him to purchase 6,000 shares of the Company's common stock according to the following schedule: after 7/31/93, $14.00 per share; after 7/31/94, $15.00 per share; after 7/31/95, $16.00 per share; and after 7/31/96,
$17.00 per share. Each year's allocation of shares may be purchased for a period of five years beginning on each anniversary date of this agreement. The Company does not guarantee purchase of the shares of stock pursuant to this option.

On July 1, 1994 and December 1, 1994 respectively, the Company entered into two year employment agreements with its Chief Operating Officer and its Treasurer. Each officer was granted a non-qualified stock option to purchase 2,000 shares of the Company's common stock at the bid price on the respective dates granted. The options expire five years from the grant date. The exercise prices established on the grant dates were $19.50 and $17.00, respectively.



Stock option transactions are summarized as follows:

                                                    Option Price        Number
                                                     Per Share         Of Shares

Outstanding, May 31, 1992                          $8.25 -  8.75         9,000
  Granted                                                  12.50         6,000
  Exercised                                                 8.25        (6,000)
  Exercised                                                 8.75        (3,000)

Outstanding, May 31, 1993                                  12.50         6,000
  Granted                                                  14.00         6,000

Outstanding, May 31, 1994                                               12,000
  Granted                                          15.00 - 19.50        10,000

Outstanding, May 31, 1995                          12.50 - 19.50        22,000
  Granted                                                  16.00         6,000
  Expired                                                  12.50        (6,000)

Outstanding, May 31, 1996                          14.00 - 19.50        22,000


Note 13.  Commitments and Contingencies

The Company has been a defendant from time to time in unrelated claims and lawsuits filed by individuals who are each seeking damages of specified and unspecified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while skiing. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

In January, 1994, the Company agreed to settle without litigation a claim by a former employee. The settlement agreement provides for payments of cash and certain real estate owned by the Company and was charged against income in the third quarter of 1994.

In April of 1994, the Company was issued a Citation and Notification of Penalty by the Occupational Safety and Health Administration (OSHA), citing 14 alleged violations of their regulations. All but one of the claimed violations were corrected previously and the remaining issue was settled prior to going to trial.

The Company has been named in a wrongful discharge lawsuit, with unspecified damages, by a former employee. All pleadings have been filed, and the trial date has been set for January, 1997. It has not been determined what exposure, if any, the Company may have.

The Company was contingently liable for a standby letter of credit in the amount of $25,000 and $71,083 at May 31, 1996 and 1995 respectively.

NOTE 14.  Other Income and Expense

The Company periodically reviews its master plan for long-term resort development. During the fourth quarter of 1995, the Company charged against income $102,109 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:

                                             1996          1995          1994
                                             ----          ----          ----


Loss on sale or retirement of assets      $  (1,122)   $ (113,488)    $    (690)
Profit recovery                                             6,170
Expiration of option for land                                           (15,000)
Other                                            40            11           130
                                          ---------     ---------     ---------

Total other income (expense)              $  (1,082)   $ (107,307)    $ (15,560)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive proxy statement dated September 17, 1996 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 8, 1996.

Item 10.  Executive Compensation

Incorporated by reference from the Company's definitive proxy statement dated September 17, 1996 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 8, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement dated September 17, 1996 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 8, 1996.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement dated September 17, 1996 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 8, 1996.

                                    Part IV

Item 13.  Exhibits and Reports on Form 8-K

(a)  Documents Filed as Part of this Report:
Page

     (1) Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets as of May 31, 1996 and 1995

          Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended May 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements


All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

     (2) Exhibits                                                        Page

          21.1   Subsidiaries of the Company




(b)  Reports on Form 8-K:
     No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.


                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        WINTER SPORTS, INC.


                                        By  /s/ Michael J. Collins
                                            Michael J. Collins, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)
                                             Date:  August 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:



/s/ Charles R. Abell                    Director                 August 26, 1996
Charles R. Abell

/s/ Brian T. Grattan                    Director                 August 26, 1996
Brian T. (Tim) Grattan

/s/ Dennis L. Green                     Director and Chairman    August 26, 1996
Dennis L. Green                         of the Board

/s/ Michael T. Jenson                   Director                 August 26, 1996
Michael T. Jenson

/s/ Darrel R. Martin                    Director and Secretary   August 26, 1996
Darrel R. (Bill) Martin

/s/ Michael J. Muldown                  Director                 August 26, 1996
Michael J. Muldown

/s/ Calvin S. Robinson                  Director                 August 26, 1996
Calvin S. Robinson

/s/ W. E. Schreiber                     Director and             August 26, 1996
W. E. Schreiber                         Vice President

/s/ Paul D. Watson                      Director                 August 26, 1996
Paul D. Watson

/s/ Michael J. Collins                  Principal Financial      August 26, 1996
Michael J. Collins                      Officer and Accounting
                                        Officer

(c)  Exhibits:


     3.1  Restated Articles of Incorporation and Articles of Amendment
           to the Articles of Incorporation                                  (2)

     3.2  By-Laws                                                            (3)

     3.3  Fifth Amendment to By-Laws                                         (4)

     3.4  Sixth Amendment to By-Laws                                         (4)

     10.1 Employment Agreement between Michael Collins and Winter
          Sports, Inc. as of August 1, 1992.                                 (5)

     10.2 Corrected Employment Agreement between Larry H. Hutchinson
          and Winter Sports, Inc. as of July 6, 1994.                        (2)

     10.3 Loan Agreement between Seattle-First National Bank and
          Winter Sports, Inc. dated November 14, 1994.                       (6)

     10.4 Employment Agreement between Steven P. Benner and Winter
           Sports, Inc. as of February 24, 1995.                             (7)

     21.1 Subsidiaries of the Company                                        (1)
     (1)  Filed herewith.

     (2) Incorporated by reference from the Company's Form 10-KSB for fiscal year ended May 31, 1995.

     (3) Incorporated by reference from the Company's Form 10-KSB for fiscal year ended May 31, 1987.

     (4) Incorporated by reference from the Company's Form 10-KSB for fiscal year ended May 31, 1991.

     (5) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 6, 1992.

     (6) Incorporated by reference from the Company's Form 10-QSB for the quarter ended December 11, 1994.

     (7) Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 5, 1995.



                           Exhibit 2.1  Subsidiaries


        Name                                  Jurisdiction of Incorporation
        ----                                  -----------------------------


Big Mountain Water Co.                            Montana

Big Mountain Development Corporation              Montana