Form 10QSB
period 1996-09-15
WINTER SPORTS INC /NEW
filed 1996-10-30
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF 1934

         For the quarterly period ended September 15, 1996

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

         For the transition period from     to
                                        ---    ----

Commission File No. 0-15030


                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


         Montana                                        81-0221770
(State of Incorporation)                            (I.R.S. Employer I.D. No.)

                    P.O. Box 1400, Whitefish, Montana  59937
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (406) 862-1900

Former name, former address & former fiscal year, if changed since last report Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x    No

As of October 24, 1996 the number of shares outstanding of the issuer's common stock, no par value, was 969,918.

Transition Small Business Disclosure Format  Yes      No  x

                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                         3
           At:
             September 15, 1996
             September 17, 1995
             May 31, 1996

         Condensed Consolidated Statements of Operations               4
           For The Periods:
             June 1, 1996 - September 15, 1996
             June 1, 1995 - September 17, 1995

         Condensed Consolidated Statements of Cash Flows               5
           For The Periods:
             June 1, 1996 - September 15, 1996
             June 1, 1995 - September 17, 1995
         Notes to Condensed Consolidated Financial Statements          6-7

         Management's Discussion and Analysis of Financial Conditions  8-9


PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                      10

       Item 4. Submission of Matters to a Vote of Security Holders    10

       Item 5. Other Information                                      10

       Item 6. Exhibits and Reports on Form 8-K                       10

               Signatures                                             11

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    September 15,  September 17,     May 31,
                                         1996           1995          1996
               ASSETS                (Unaudited)    (Unaudited)     (Note 2)
               ------               ------------   ------------   --------------


CURRENT ASSETS
  Cash and cash equivalents         $    91,844    $   142,488    $    87,424
  Receivables (Net of reserve for       144,886        102,770        107,542
    bad debts of $8,390, $0 and
    $42,043 respectively)
  Receivables - related parties          28,959         42,926         23,750
  Income tax refund receivable          473,963        360,455        128,948
  Current deferred tax asset             38,042         23,440         38,042
  Inventories                           394,471        341,752        424,500
  Prepaid expenses                       76,382         66,652        170,172
                                    -----------    -----------    -----------

TOTAL CURRENT ASSETS                  1,248,547      1,080,483        980,378
                                    -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Property and equipment, at cost    18,427,771     18,550,298     18,436,526
    Accumulated depreciation         (8,737,639)    (8,276,869)    (8,742,075)
                                    -----------    -----------    -----------

                                      9,690,132     10,273,429      9,694,451
  Construction in progress              591,027        719,829        762,831
  Land and development costs          2,227,859      2,239,802      1,916,719
                                    -----------    -----------    -----------

NET PROPERTY AND EQUIPMENT           12,509,018     13,233,060     12,374,001
                                    -----------    -----------    -----------


OTHER ASSETS                            337,399        139,537        336,396

TOTAL ASSETS                        $14,094,964    $14,453,080    $13,690,775
                                    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                  $   338,859    $   311,461    $   421,544
  Accounts payable - related parties      4,720         10,800         11,489
  Employee compensation and             168,864        224,449        120,870
    related expenses
  Taxes other than payroll and income   211,940        225,599        138,727
  Interest payable                        9,875         19,680         42,577
  Deposits and other unearned income    481,960        527,732        183,711
  Other current liabilities               2,247          2,250          1,684
                                    -----------    -----------    -----------

TOTAL CURRENT LIABILITIES             1,218,465      1,321,971        920,202
LONG-TERM DEBT                        3,421,668      3,821,162      2,792,060
DEFERRED INCOME TAXES                 1,379,508      1,337,202      1,379,508
                                    -----------    -----------    -----------

TOTAL LIABILITIES                     6,019,641      6,480,335      5,091,770
                                    -----------    -----------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock (950 shares            24,500         24,500         24,500
    authorized; $100 par value;
    4% cumulative; 245, 245 &
    245 outstanding)
  Common stock (5,000,000 shares      3,560,874      2,978,597      3,560,874
    authorized; no par value;
    969,918, 932,948 & 969,918
    outstanding)
  Additional paid-in capital             20,519         20,519         20,519
  Retained earnings                   4,469,430      4,949,129      4,993,112
                                    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY            8,075,323      7,972,745      8,599,005
                                    -----------    -----------    -----------


TOTAL LIABILITIES AND EQUITY        $14,094,964    $14,453,080    $13,690,775
                                    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Quarter and Year To Date
                                                    6/1/96         6/1/95
                                                      to             to
                                                    9/15/96        9/17/95
                                                  -----------    ----------
REVENUE
  Lifts                                           $   221,561    $   226,748
  Food, beverage and retail                           416,175        387,585
  Equipment rental and repair                           6,820
  Lodging                                              62,537         53,574
  Lease, management and other fees                    148,734        164,921
  Lease, management and other fees - related parties   55,518         73,628
  Real estate sales - net                                   0         29,688
                                                  -----------    -----------

TOTAL REVENUE                                         911,345        936,144
                                                  -----------    -----------


COSTS AND EXPENSES
  Direct expenses - lifts                             260,211        276,922
  Cost of food, beverage and retail                   155,814        139,752
  Cost of real estate sales                                 0          1,648
  Payroll and related expenses                        552,709        708,989
  Direct expenses                                     263,577        272,554
  Direct expenses - related party                           0          5,000
  Marketing                                           120,655         69,688
  Depreciation and amortization                        15,400         16,252
  General and administrative                          249,087        229,180
  General and administrative - related party           17,044         11,433
                                                  -----------    -----------

TOTAL COSTS AND EXPENSES                            1,634,497      1,731,418
                                                  -----------    -----------


OPERATING (LOSS)                                     (723,152)      (795,274)
                                                  -----------    -----------


OTHER INCOME (EXPENSE)
  Interest income                                       1,247          2,123
  Interest expense                                    (68,704)       (82,571)
  Gain (loss) on disposition of assets                (82,194)        10,065
                                                  -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                         (149,652)       (70,383)
                                                  -----------    -----------


(LOSS) BEFORE INCOME TAXES                           (872,804)      (865,657)
  Recovery of income taxes                           (349,122)      (346,262)
                                                  -----------    -----------

NET (LOSS)                                        $  (523,682)   $  (519,395)
                                                  ===========    ===========

(LOSS) PER COMMON SHARE                           $     (0.54)   $     (0.54)*
                                                  ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                   969,918        969,918 *
                                                  ===========    ===========

   *Restated to retroactively reflect stock dividend effective November 29, 1995

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                    Quarter and Year To Date
                                                     6/1/96         6/1/95
                                                       to             to
                                                     9/15/96        9/17/95
                                                   -----------    ------------


NET CASH (USED IN) OPERATING ACTIVITIES            $  (473,857)   $  (774,334)
                                                   -----------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                             0         59,170
  Proceeds from sale of assets                           8,276         10,065
  Property and equipment acquisitions                 (159,607)      (186,803)
                                                   -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES               (151,331)      (117,568)
                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver          1,420,104      2,052,427
  Principal payments on long-term revolver            (790,496)    (1,400,556)
                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              629,608        651,871
                                                   -----------    -----------


Net (decrease) in cash and cash equivalents             (4,420)      (240,031)

Cash and cash equivalents at beginning of period        87,424        382,519
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    91,844    $   142,488
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)           $   101,407    $    67,928
  Income taxes (net of refunds)                    $    (4,106)   $    84,124

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the year ended May 31, 1996.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the September 17, 1995 financial statements have been reclassified to conform with the September 15, 1996 presentation.

NOTE 2 - May 31, 1996

The balance sheet at May 31, 1995 has been condensed from the audited financial statements at that date.

NOTE 3 - (LOSS) PER COMMON SHARE

(Loss) per common share is based on net income (loss) after deducting dividends paid on preferred stock of $0 and $0 for the quarters ended September 15, 1996 and September 17, 1995, respectively. The weighted average number of shares outstanding were 969,918 and 969,918 for the quarters ended September 15, 1996 and September 17, 1995, respectively. Shares outstanding and per share amounts at September 17, 1995 have been restated to reflect a 4% stock dividend effective November 29, 1995.

NOTE 4 - SEASONAL NATURE OF OPERATIONS
The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 15, 1996 and September 17, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

The Company has been named in a wrongful discharge lawsuit, with unspecified damages, by a former employee. All pleadings have been filed, and the trial date has been set for January, 1997. It has not been determined what exposure, if any, the Company may have.
The Company is a defendant in a lawsuit filed by an individual who is seeking damages of an unspecified amount for alleged personal injuries resulting from an accident that occurred while skiing on the Company's property. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation is limited to its policy deductible.

NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America Idaho, N.A. and Seattle-First National Bank. The agreement provides for an $8,000,000 revolving, reducing line of credit which matures on June 1, 2002. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At September 15, 1996 $3,078,332 was unused of the $6,500,000 available under the instrument. At September 17, 1995 $3,428,838 was unused of the $7,250,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 1996 and 1995 is summarized as follows:


                                      Ski Area     Real Estate    Consolidated
Quarter Ended 9/15/96
  Net sales                         $   909,345    $     2,000    $   911,345
  Operating (loss)                  $  (681,144)   $   (42,008)   $  (723,152)
  Depreciation and amortization     $    10,100    $     5,300    $    15,400
  Identifiable assets               $12,606,478    $ 1,488,486    $14,094,964
  Capital expenditures              $   159,607    $         0    $   159,607

Quarter Ended 9/17/95
  Net sales                         $   906,456    $    29,688    $   936,144
  Operating (loss)                  $  (732,948)   $   (62,326)   $  (795,274)
  Depreciation and amortization     $    10,276    $     5,976    $    16,252
  Identifiable assets               $12,913,986    $ 1,539,094    $14,453,080
  Capital expenditures              $   186,803    $         0    $   186,803

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                   For the         For the
                                                   Period          Period
                                                   6/1/96          6/1/95
                                                     to              to
                                                   9/15/96         9/17/95
                                                   -------         -------

Gross Revenues                                   $   911,345     $   936,144

Net (Loss)                                       $  (523,682)    $  (519,395)

(Loss) Per Common Share                          $      (.54)    $      (.54)*

Total Assets                                     $14,094,964     $14,453,080

Long-Term Debt less current portion              $ 3,421,668     $ 3,821,162

*Restated to retroactively reflect stock dividend effective November 29, 1995.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the first quarter that ended September 15, 1996 were $911,345 a decrease of $24,799 or 3% from the quarter that ended September 17, 1995. Equipment rental and repair revenue went from $3,442 in the first quarter of last year to $6,820 this year. The 98% increase is due to both the opening of the Company's 8 mile, summit to village, mountain bike trail and an increase in the Company's fleet of mountain bikes available for rent. Lodging revenues increased by 17% over last year due to increased use of the Company's lodging facility by Elderhostel groups. Lease, management and other fees - related party decrease by $18,109 or 25% due to decrease in maintenance work desired by a related party company. The Company had no real estate sales in the first quarter of this year compared to $29,688 in the first quarter of the prior year.

Operating Expenses
Total operating expenses in the quarter ended September 15, 1996 decreased by 6% or $96,921 from the prior year. Payroll and related expenses declined by $156,280 or 22% as the Company continued its efforts at cost reduction. The cost of food, beverage and retail increased as the Company expanded its retail sales effort. Marketing increased by $50,967 or 73% as the Company expanded its marketing efforts for the coming ski season. Management expects to continue an expanded marketing program throughout the remaining fiscal year.

Other Expenses

A loss for the first quarter an any year is not necessarily indicative of the results to be expected for the entire year, but, instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually bear little comparative value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $30,080 which is an improvement over the prior year's ($241,488). The increase is due to an increase in refundable income taxes and a decrease in accrued salaries and wages payable.

Total liabilities of $6,019,641 represents 75% of stockholders equity at September 15, 1996, down from $6,480,335 or 81% of stockholders' equity at September 17, 1995.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital acquisitions. The Company has a revolving, reducing credit agreement which provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At September 15, 1996, there was $3,421,668 borrowed with $3,078,332 of unused capacity of the $6,500,000 available at that date.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the regular Annual Meeting of Shareholders held on October 8,
          1996, the Shareholders reelected all current directors to   additional
          one year terms. Shareholders were entitled to cast nine votes for each share of common stock held with cumulative voting allowed. The table below summarizes voting results:

                                                  WITHHELD
                                                  FROM ALL
                                        FOR      DIRECTORS
                                     ---------   ---------


          Charles R. Abell             703,042         311
          Brian T. (Tim) Grattan       658,025         311
          Dennis L. Green              657,372         311
          Michael T. Jenson            668,109         311
          Darrel R. (Bill) Martin      659,740         311
          Michael J. Muldown           854,707         311
          Calvin S. Robinson           659,892         311
          W. E. Schreiber              657,813         311
          Paul D. Watson               659,431         311
                                     ---------   ---------

          Total Cast                 6,178,131       2,799    6,180,930  71%
            Not Voted                                         2,548,332  29%
                                                              --------- ----

          Total Votes Available                               8,729,262 100%
                                                              ========= ====

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 10.7 Employement Agreement between Michael Collins and Winter Sports, Inc. dated September 19, 1996.

            No reports on Form 8-K were filed during the quarter ended September 15, 1996.

                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Winter Sports, Inc.
                                                       (Registrant)




Date:  October 28, 1996                    /s/Michael J. Collins
                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  October 28, 1996                    /s/Joann M. Gould
                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  October 28, 1996                    /s/Thomas E. Cullen
                                           Thomas E. Cullen
                                           Treasurer