Form 10QSB
period 1996-12-08
WINTER SPORTS INC /NEW
filed 1997-01-22
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF 1934

         For the quarterly period ended December 8, 1996

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

         For the transition period from             to
                                        -----------    ----------

Commission File No. 0-15030


                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


         Montana                                        81-0221770
(State of Incorporation)                            (I.R.S. Employer I.D. No.)

                    P.O. Box 1400, Whitefish, Montana  59937
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (406) 862-1900

Former name, former address & former fiscal year, if changed since last report Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x    No
                                                              -----    ----


As of January 20, 1997 the number of shares outstanding of the issuer's common stock, no par value, was 1,008,368.

Transition Small Business Disclosure Format  Yes      No  x
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           At:
             December 8, 1996
             December 10, 1995
             May 31, 1996

         Condensed Consolidated Statements of Operations
           For The Periods:
             September 16, 1996 - December 8, 1996
             September 18, 1995 - December 10, 1995
             June 1, 1996 - December 8, 1996
             June 1, 1995 - December 10, 1995
         Condensed Consolidated Statements of Cash Flows
           For The Periods:
             June 1, 1996 - December 8, 1996
             June 1, 1995 - December 10, 1995

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

               Signatures


                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     December 8,    December 10,     May 31,
                                         1996           1995          1996
               ASSETS                (Unaudited)    (Unaudited)     (Note 2)
               ------               ------------   ------------   ------------


CURRENT ASSETS
  Cash and cash equivalents         $   311,988    $   283,785    $    87,424
  Receivables (Net of reserve for       214,986        331,386        107,542
    bad debts of $8,390, $0 and
    $42,043 respectively)
  Receivables - related parties          54,390         12,867         23,750
  Income tax refund receivable          633,324        792,006        128,948
  Current deferred tax asset             38,042         23,440         38,042
  Inventories                           669,281        766,260        424,500
  Prepaid expenses                       80,083        113,227        170,172
                                    ------------   -----------    -----------

TOTAL CURRENT ASSETS                  2,002,094      2,322,971        980,378
                                    -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Property and equipment, at cost    18,420,754     18,550,298     18,436,526
    Accumulated depreciation         (8,745,521)    (8,287,604)    (8,742,075)
                                     ----------    -----------    -----------

                                      9,675,233     10,262,694      9,694,451
  Construction in progress              952,136        947,734        762,831
  Land and development costs          2,242,083      2,247,611      1,916,719
                                    -----------     ----------    -----------

NET PROPERTY AND EQUIPMENT           12,869,452     13,458,039     12,374,001
                                     ----------    -----------    -----------


OTHER ASSETS                            336,092        137,911        336,396

TOTAL ASSETS                        $15,207,638    $15,918,921    $13,690.775
                                    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                  $   911,166    $   855,654    $   421,544
  Accounts payable - related parties      7,373          7,560         11,489
  Employee compensation and             258,015        275,337        120,870
    related expenses
  Taxes other than payroll and income   127,561        141,817        138,727
  Dividends payable                     544,134
  Interest payable                        2,959         13,478         42,577
  Deposits and other unearned income  2,985,080      2,390,924        183,711
  Other current liabilities               2,248          2,187          1,684
                                    -----------    -----------    -----------

TOTAL CURRENT LIABILITIES             4,838,536      3,686,957        920,202

LONG-TERM DEBT                        1,884,651      3,571,773      2,792,060
DEFERRED INCOME TAXES                 1,379,508      1,337,202      1,379,508
                                    -----------    -----------    -----------

TOTAL LIABILITIES                     8,102,695      8,595,932      5,091,770
                                    -----------    -----------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock (950 shares            24,500         24,500         24,500
    authorized; $100 par value;
    4% cumulative; 245, 245 &
    245 outstanding)
  Common stock (5,000,000 shares      3,560,874      3,560,874      3,560,874
    authorized; no par value;
    969,918, 932,948 & 969,918
    outstanding)
  Additional paid-in capital             20,519         20,519         20,519
  Retained earnings                   3,499,050      3,717,096      4,993,112
                                    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY            7,104,943      7,322,989      8,599,005
                                    -----------    -----------    -----------


TOTAL LIABILITIES AND EQUITY        $15,207,638    $15,918,921    $13,690,775
                                    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements
                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Second Quarter           Year To Date
                                 9/16/96      9/18/95      6/1/96    6/1/95
                                    to           to           to         to
                                 12/8/96     12/10/95     12/8/96   12/10/95
                               ----------- -----------  ---------- ------------

REVENUE
  Lifts                        $ 419,940   $  264,135   $ 641,501  $ 490,883
  Food, beverage and retail      106,749      107,214     522,924    494,799
  Equipment rental and repair     22,817       18,336      29,637     21,779
  Lodging                         12,793       17,898      75,330     71,472
  Lease, management and other
    fees                          69,924       78,536     218,657    239,442
  Lease, management and other     52,655       57,493     108,174    134,241
    fees - related parties
  Real estate sales - net        332,000            0     332,000    27,140
                             -----------   ---------- -----------  --------

TOTAL REVENUE                  1,016,879      543,612   1,928,224  1,479,756
                             -----------   ---------- -----------  ---------


COSTS AND EXPENSE
  Direct expenses - lifts        418,759      281,744     678,970   558,666
  Direct expenses - lifts          6,146         0          6,146      0
    - related parties
  Cost of food, beverage & retail   45,777      47,323     201,591   187,075
  Cost of real estate sales        123,558         574     123,558     2,222
  Payroll and related expenses     479,176     555,132   1,031,885 1,264,121
  Direct expenses                  198,990     220,920     462,567   493,474
  Direct expenses - related party   25,524       4,625      25,524     9,625
  Marketing                        174,208     244,526     294,863   314,214
  Depreciation and amortization     12,095      12,194      27,495    28,446
  General and administrative       187,311     176,234     436,398   405,414
  General and administrative
    - related party                  2,286      13,023      19,330    24,456
                               ----------- ----------- ----------- ---------

TOTAL COSTS AND EXPENSES         1,673,830   1,556,295   3,308,327 3,287,713
                               ----------- ----------- ----------- ---------


OPERATING (LOSS)                  (656,952) (1,012,683 (1,380,104)(1,807,957)
                               ----------- ----------- ---------- ----------


OTHER INCOME (EXPENSE)
  Interest income                    2,119         239      3,446      2,362
  Interest expense                 (52,963)    (62,255)  (121,667)  (144,826)
  Gain (loss) on disposal of assets (2,353)       0        (7,125)    10,065
  Other (Expense)                     (379)        (23)   (77,801)       (23)
                               -----------  ----------- ---------  ---------

TOTAL OTHER INCOME (EXPENSE)       (53,497)    (62,040)  (203,148)  (132,423)
                               -----------  ----------- ---------  ---------


(LOSS) BEFORE INCOME TAXES        (710,449)(1,074,723)(1,583,252) (1,940,380)
  Recovery of income taxes        (284,203)   (431,41)  (633,624)   (777,673)
                                ---------- ---------- ----------   ---------

NET (LOSS)                     $  (426,246 $ (643,312 $ (949,928)$(1,162,707)
                               =========== ========== ========== ============

(LOSS) PER COMMON SHARE          $    (.44) $    (.66) $    (.98)  $   (1.20)
                                 =========  =========  =========   =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      969,918    969,918    969,918     969,918
                               =========== ========== ==========  ==========

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        For the Period
                                                      6/1/96         6/1/95
                                                        to             to
                                                     12/8/96        12/10/95
                                                   -----------    ------------


NET CASH (USED IN) OPERATING ACTIVITIES            $  (164,312)   $   (65,876)



CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                             0         59,335
  Advances to affiliates                               (15,750)        (2,850)
  Master plan                                                0           (543)
  Proceeds from sale of assets                          10,037              0
  Property and equipment acquisitions                 (512,819)      (484,838)
                                                   -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES               (518,532)      (428,896)
                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver          2,720,838      3,337,386
  Principal payments on long-term revolver          (1,813,430)    (2,934,904)
  Payment of dividends                                      0          (6,444)
                                                  -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              907,408        396,038
                                                   -----------    -----------


Net increase (decrease) in cash and                   (224,564)       (98,374)
  cash equivalents

Cash and cash equivalents at beginning of period        87,424        382,519
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   311,988    $   283,785
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)           $   161,286    $   136,384
  Income taxes (net of refunds)                    $  (128,948)   $    84,124

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

Certain amounts in the December 10, 1995 financial statements have been reclassified to conform with the December 8, 1996 presentation.

NOTE 2 - May 31, 1996

The balance sheet at May 31, 1996 has been condensed from the audited financial statements at that date.

NOTE 3 - (LOSS) PER COMMON SHARE

(Loss) per common share is based on net income (loss) after deducting dividends paid on preferred stock of $0 and $980 for the quarters ended December 8, 1996 and December 10, 1995, respectively. The weighted average number of shares outstanding were 969,918 and 969,918 for the quarters ended December 8, 1996 and December 10, 1995, respectively.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended December 8, 1996 and December 10, 1995 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America Idaho, N.A. and Seattle-First National Bank. The agreement provides for an $8,000,000 revolving, reducing line of credit which matures on June 1, 2002. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At December 8, 1996 $4,500,521 was unused of the $6,500,000 available under the instrument. At December 10, 1995 $3,428,838 was unused of the $7,250,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION
The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 1996 and 1995 is summarized as follows:

                                      Ski Area     Real Estate    Consolidated
Second Quarter
Quarter Ended 12/8/96
  Net sales                         $   684,879    $   332,000    $ 1,016,879
  Operating income (loss)           $  (836,800)   $   179,848    $  (656,952)
  Depreciation and amortization     $     7,664    $     4,431    $    12,095
  Identifiable assets               $13,585,513    $ 1,622,126    $15,207,639
  Capital expenditures              $   353,212    $         0    $   353,212

Quarter Ended 12/10/95
  Net sales                         $   541,716    $     1,896    $   543,612
  Operating (loss)                  $  (978,157)   $   (34,526)   $(1,012,683)
  Depreciation and amortization     $     7,712    $     4,482    $    12,194
  Identifiable assets               $14,351,963    $ 1,566,958    $15,918,921
  Capital expenditures              $   298,035    $         0    $   298,035

Year to Date
6/1/96 to 12/8/96
  Net sales                         $ 1,596,224    $   332,000    $ 1,928,224
  Operating income (loss)           $(1,517,945)   $   137,841    $(1,380,104)
  Depreciation and amortization     $    17,764    $     9,731    $    27,495
  Identifiable assets               $13,585,513    $ 1,622,126    $15,207,639
  Capital expenditures              $   512,819     $        0    $   512,819

6/1/95 to 12/10/95
  Net sales                         $ 1,448,172    $    31,584    $ 1,479,756
  Operating (loss)                  $(1,715,616)   $   (92,341)   $(1,479,756)
  Depreciation and amortization     $    17,988    $    10,458    $    28,446
  Identifiable assets               $14,351,963    $ 1,566,958    $15,918,921
  Capital expenditures              $   484,838    $         0    $   484,838

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                   For the         For the
                                                   Period          Period
                                                   6/1/96          6/1/95
                                                     to              to
                                                   12/8/96         12/10/95
                                                 -----------     --------------

Gross Revenues                                   $ 1,928,224     $ 1,479,756

Net (Loss)                                       $  (949,928)    $(1,162,707)

(Loss) Per Common Share                          $      (.98)    $     (1.20)

Total Assets                                     $15,207,638     $15,918,921

Long-Term Debt less current portion              $ 1,884,651     $ 3,571,773



RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR-TO-DATE

Revenues
Revenues for the second quarter ending December 8, 1996 were $1,016,879, an increase of $473,267 or 87% over the same quarter of the prior year. The increase is due primarily to both increased real estate sales and increased lift revenue. Real estate sales for the quarter were $332,000 compared to $0 in the same quarter of the prior year. The Company has noticed an increase in the demand in the regional real estate market and expects the demand to continue into the third quarter. Lift revenue is up 59% over the second quarter of the prior year due to favorable snow conditions. Total revenues year to date were up 30% or $448,468 from last year, due primarily to increased real estate sales and lift revenue.

Operating Expenses

Total operating expenses remained constant with the same quarter of the previous year. When the costs of the real estate sold is removed, overall operating expenses decreased by $100,721 or 3%. The Company is continuing efforts to trim operating costs and will continue to do so in the future.

Other Expenses

Interest expense for the quarter ended December 8, 1996 was $52,963, a decrease of $9,292 or 15% lower than the second quarter last year. Interest expense fell by $23,159 or 16% over the first two quarters versus the same quarters of the prior year. The decrease was due to lower interest rates and lower levels of borrowing on the Company's line of credit. The year to date interest expense of $121,667 for fiscal 1997 and $144,826 for fiscal 1996 is net of construction period interest of $2,103 and $4,393 in the respective periods.

The second quarter net loss of $426,246 was $217,066 or 34% less than the same quarter last year. Year to date the net loss of $949,828 was $212,779 or 18% less than during the same time period last year.

A loss for this interim period an any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually, bear little comparative value.


LIQUIDITY AND CAPITAL RESOURCES

Working capital of $(2,836,442) at the end of the second quarter of fiscal 1997 decreased from working capital of $(1,363,986) at December 10, 1995. The decrease was primarily due to higher deferred lift revenue and a stock dividend the was unpaid at quarter end. The increase in deferred lift revenue was due to higher preseason ticket sales. The stock dividend was declared and recorded before the end of the second quarter but not distributed until early in the third quarter. In prior years the Company had normally distributed any stock dividend by the end of its second quarter.

Notes receivable at December 8, 1996 were $142,202 compared to $0 at the end of the second quarter in the prior year. This increase is due primarily to the acceptance of a short-term promissory note as part of a real estate sale. The income tax refund receivable decreased from $766,260 at December 10, 1995 to $633,324 at December 8, 1996 due to the decrease in the Company's year to date net loss.

Total liabilities of $8,102,695 represents 114% of stockholders' equity at December 8, 1996, down from $8,595,932 or 117% of stockholders' equity at December 10, 1995.
Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At December 8, 1996, there was $1,884,651 borrowed with $4,500,521 of additional unused capacity of the $6,500,000 available at that date.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.


Item 5.     Other Information

          On November 20, 1996, the Company's Board of Directors declared a 4% common stock dividend. The stock dividend was paid to owners of record on December 3, 1996 and will be distributed on December 27, 1996. Shares to be issued under this stock dividend amount to 38,450 shares.

Item 6.     Exhibits and Reports on Form 8-K

          a.   Exhibits

               None

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 8, 1996.

          c.   Financial Data Schedule

                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Winter Sports, Inc.
                                                       (Registrant)




Date:  January 21, 1997                    /s/Michael J. Collins
                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  January 21, 1997                    /s/Joann M. Gould
                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  January 21, 1997                    /s/Thomas E. Cullen
                                           Thomas E. Cullen
                                           Treasurer