Form 10QSB
period 1997-03-02
WINTER SPORTS INC /NEW
filed 1997-04-16
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF 1934

         For the quarterly period ended March 2, 1997

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


As of April 16, 1997 the number of shares outstanding of the issuer's common stock, no par value, was 1,008,368.

Transition Small Business Disclosure Format  Yes      No  x
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           At:
             March 2, 1997
             March 3, 1996
             May 31, 1996

         Condensed Consolidated Statements of Operations
           For The Periods:
             December 9, 1996 - March 2, 1997
             December 11, 1995 - March 3, 1996
             June 1, 1996 - March 2, 1997
             June 1, 1995 - March 3, 1996

         Condensed Consolidated Statements of Cash Flows
           For The Periods:
             June 1, 1996 - March 2, 1997
             June 1, 1995 - March 3, 1996

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

               Signatures

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                       March 2,       March 3,       May 31,
                                         1997           1996          1996
               ASSETS                (Unaudited)    (Unaudited)     (Note 2)
               ------               ------------   ------------   -------------

CURRENT ASSETS
  Cash and cash equivalents         $   201,014    $   313,252    $    87,424
  Receivables (Net of reserve for       436,227        220,653        107,542
    bad debts of $10,488, $0 and
    $42,043 respectively)
  Receivables - related parties          18,803         35,913         23,750
  Income tax refund receivable                0         14,333        128,948
  Current deferred tax asset             38,042         23,440         38,042
  Inventories                           509,102        546,002        424,500
  Prepaid expenses                      208,725        132,841        170,172
                                    -----------    -----------    -----------

TOTAL CURRENT ASSETS                  1,411,913      1,286,434        980,378

PROPERTY AND EQUIPMENT
  Property and equipment, at cost    18,462,575     18,655,242     18,436,526
    Accumulated depreciation         (9,408,303)    (8,839,104)    (8,742,075)
                                    -----------    -----------    -----------

                                      9,054,272      9,816,138      9,694,451
  Construction in progress            1,733,556        934,604        762,831
  Land and development costs          2,206,240      2,248,626      1,916,719
                                    -----------    -----------    -----------

NET PROPERTY AND EQUIPMENT           12,994,068     12,999,368     12,374,001

OTHER ASSETS                            339,859        137,452        336,396
                                    -----------    -----------    -----------


TOTAL ASSETS                        $14,745,840    $14,423,254    $13,690,775

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                  $   848,959    $   675,797    $   421,544
  Accounts payable - related parties     48,483         12,513         11,489
  Employee compensation and             336,554        328,765        120,870
    related expenses
  Taxes other than payroll and income   189,328        206,462        138,427
  Income taxes payable                  169,422        107,715              0
  Interest payable                            0          6,461         42,577
  Deposits and other unearned income  1,052,086        848,720        183,711
  Other current liabilities               2,382          2,187          1,684
                                    -----------    -----------    -----------

TOTAL CURRENT LIABILITIES             2,647,214      2,188,620        920,202

LONG-TERM DEBT                        1,869,861      2,250,000      2,792,060
DEFERRED INCOME TAXES                 1,379,508      1,337,202      1,379,508
                                    -----------    -----------    -----------

TOTAL LIABILITIES                     5,896,583      5,775,822      5,091,770

STOCKHOLDERS' EQUITY
  Preferred stock (950 shares            24,500         24,500         24,500
    authorized; $100 par value;
    4% cumulative; 245, 245 &
    245 outstanding)
  Common stock (5,000,000 shares      4,099,174      3,560,874      3,560,874
    authorized; no par value;
    1,008,368, 932,948 & 969,918
    outstanding)
  Additional paid-in capital             20,519         20,519         20,519
  Retained earnings                   4,705,064      5,041,539      4,993,112
                                    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY            8,849,257      8,647,432      8,599,005
                                    -----------    -----------    -----------


TOTAL LIABILITIES AND EQUITY        $14,745,840    $14,423,254    $13,690,775

   The accompanying notes are an integral part of these financial statements.

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Third Quarter              Year To Date
                                 12/9/96     12/11/95      6/1/96        6/1/95
                                    to          to            to            to
                                  3/2/97       3/3/96      3/2/97        3/3/96
                                ----------  ----------- -----------   ---------

REVENUE
  Lifts                       $ 3,257,827 $ 3,567,126  $ 3,899,328  $ 4,058,009
  Food, beverage and retail     1,046,928   1,072,015    1,569,853    1,533,936
  Equipment rental and repair     331,312     281,867      360,949      314,745
  Lodging                          96,517     112,147      171,847      183,619
  Lease, management and
    other fees                    645,787     586,296      864,444      821,585
  Lease, management and other fees
    - related parties              17,873      45,460      126,046      205,633
  Real estate sales - net         378,000           0      710,000       27,140
                              -----------  ----------  -----------  -----------

TOTAL REVENUE                   5,774,244   5,664,911    7,702,467    7,144,667

COSTS AND EXPENSE
  Direct expenses - lifts         617,044     707,641    1,302,160    1,266,307
  Depreciation - lifts            342,973     325,697      342,973      325,697
  Cost of food, beverage
    and retail                    419,233     453,621      620,825      640,696
  Cost of real estate sales       132,527        (500)     256,085        1,722
  Payroll and related expenses  1,047,703     982,610    2,079,589    2,246,731
  Direct expenses                 389,509     350,487      852,076      843,961
  Direct expenses:
    related party                  15,889       6,938       41,412       16,563
  Marketing                       250,095     179,468      544,958      493,682
  Depreciation & amortization     321,118     228,555      348,613      257,001
  General and administrative      192,217     160,004      628,616      565,418
  General and administrative
    - related party                15,187      12,180       34,514       36,636
                              ----------- -----------  -----------  -----------

TOTAL COSTS AND EXPENSES        3,743,495   3,406,701    7,051,821    6,694,414

OPERATING INCOME                2,030,749   2,258,210      650,646      450,253

OTHER INCOME (EXPENSE)
  Interest income                   1,114          30        4,559        2,392
  Interest expense                (27,336)    (48,415)    (149,003)    (193,242)
  Gain (loss) on disposal
     of assets                          0           0       (7,125)      10,065
  Other (Expense)                   4,232           0      (73,570)         (23)
                              -----------  ----------  -----------   ----------

TOTAL OTHER INCOME (EXPENSE)      (21,990)    (48,385)    (225,138)    (180,808)
                              -----------  ----------  -----------  -----------


INCOME BEFORE INCOME TAXES      2,008,759   2,209,825      425,507      269,445
  Provision for income taxes      802,745     885,388      169,421      107,715
                              ----------- -----------  -----------  -----------

NET INCOME                    $ 1,206,014 $ 1,324,437  $   256,086  $   161,730

INCOME PER COMMON SHARE       $      1.20 $      1.31* $       .25  $       .16*

WEIGHTED AVERAGE SHARES
   OUTSTANDING                  1,008,368   1,008,368*   1,008,368    1,008,368*

*Restated to retroactively reflect a 4% stock dividend effective December 27, 1996.

   The accompanying notes are an integral part of these financial statements
                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        For the Period
                                                      6/1/96         6/1/95
                                                        to             to
                                                      3/2/97         3/3/96
                                                   -----------    -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 2,295,925    $ 1,262,313
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Surety deposit                                             0         59,438
  Option deposit                                             0         (1,000)
  Advances to affiliates                               (37,250)        (2,850)
  Payments from affiliates                              34,000              0
  Purchase of marketable securities                     (1,184)
  Master plan                                                0           (543)
  Proceeds from sale of assets                          10,037              0
  Property and equipment acquisitions               (1,259,906)      (460,891)
                                                   -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES             (1,254,303)      (405,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver          4,223,320      5,090,406
  Principal payments on long-term revolver          (5,145,518)    (6,009,696)
  Payment of dividends                                  (5,834)        (6,444)
                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             (928,032)      (925,734)

Net increase (decrease) in cash and                    113,590        (69,267)
  cash equivalents
Cash and cash equivalents at beginning of period        87,424        382,519
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   201,014    $   313,252


SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)           $   191,581    $   191,817
  Income taxes (net of refunds)                    $  (128,948)   $    84,265

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

Certain amounts in the March 3, 1996 financial statements have been reclassified to conform with the March 2, 1997 presentation.
NOTE 2 - May 31, 1996

The balance sheet at May 31, 1996 has been condensed from the audited financial statements at that date.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is based on net income after deducting dividends paid on preferred stock of $980 and $980 for the quarters ended March 2, 1997 and March 3, 1996 respectively. The weighted average number of shares outstanding were 1,008,368 and 1,008,368 for the quarters ended March 2, 1997 and March 3, 1996, respectively.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended March 2, 1997 and March 3, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

In January of 1997 the Company settled a wrongful discharge claim with a former employee. The settlement provides for a one-time payment of cash and was charged against income in the third quarter of the fiscal year ending May 31, 1997.
The Company is a defendant in a lawsuit filed by an individual who is seeking damages of an unspecified amount for alleged personal injuries resulting from an accident that occurred while skiing on the Company's property. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation is limited to its policy deductible.

NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America Idaho, N.A. and Seattle-First National Bank. The agreement provides for an $8,000,000 revolving, reducing line of credit which matures on June 1, 2002. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrictions covering investments, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At March 2, 1997 $4,515,311 was unused of the $6,500,000 available under the instrument. At March 3, 1996 $5,000,000 was unused of the $7,250,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first three quarters of 1997 and 1996 is summarized as follows:

                                      Ski Area     Real Estate    Consolidated
Third Quarter
Quarter Ended 3/2/97
  Net sales                         $ 5,394,743    $   379,500    $ 5,774,243
  Operating income                  $ 1,828,833    $   201,916    $ 2,030,749
  Depreciation and amortization     $   659,660    $     4,431    $   664,091
  Identifiable assets               $12,488,858    $ 2,256,982    $14,745,840
  Capital expenditures              $   747,087    $         0    $   747,087

Quarter Ended 3/3/96
  Net sales                         $ 5,661,515    $     3,396    $ 5,664,911
  Operating (loss)                  $ 2,290,162    $   (31,952)   $ 2,258,210
  Depreciation and amortization     $   549,770    $     4,482    $   554,252
  Identifiable assets               $12,873,341    $ 1,549,913    $14,423,254
  Capital expenditures              $   162,856    $         0    $   162,856

Year to Date
6/1/96 to 3/2/97
  Net sales                         $ 6,987,467    $   715,000    $ 7,702,467
  Operating income                  $   309,794    $   340,852    $   650,646
  Depreciation and amortization     $   677,424    $    14,162    $   691,586
  Identifiable assets               $12,488,858    $ 2,256,982    $14,745,840
  Capital expenditures              $ 1,259,906    $        0     $ 1,259,906

6/1/95 to 3/3/96
  Net sales                         $ 7,111,583    $    33,084    $ 7,144,667
  Operating income                  $   571,142    $  (120,889)   $   450,253
  Depreciation and amortization     $   567,757    $    14,941    $   582,698
  Identifiable assets               $12,873,341    $ 1,549,913    $14,423,254
  Capital expenditures              $   460,891    $         0    $   460,891

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                   For the         For the
                                                   Period          Period
                                                   6/1/96          6/1/95
                                                     to              to
                                                   3/2/97          3/3/96
                                                 -----------     ----------

Gross Revenues                                  $ 7,702,467     $ 7,144,667

Net Income                                      $   256,086     $   161,730

Income Per Common Share                         $       .25     $       .16*

Total Assets                                    $14,745,840     $14,423,254

Long-Term Debt less current portion             $ 1,869,861     $ 2,250,000

*Restated to retroactively reflect a 4% stock dividend effective December 27, 1996.



RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the third quarter were $5,774,243, an increase of $109,332 (2%) from the same quarter of the prior year. The increase was due to real estate sales in the quarter of $378,000 compared to $0 in the third quarter of last year. The Company has seen renewed interest in its real estate products and expects the demand to continue in the future. Total revenues year to date were up 8% or $557,800 from last year, again due primarily to increased real estate sales. Lift revenue has declined by $158,681 from the prior year due increased sales of the Company's pre-season lift vouchers. Sales of theses vouchers increased by 76% from the prior year.

Operating Expenses
Total operating expenses increased by $336,793 (10%) from the same quarter of the previous year. This increase was attributable to the increase in the sales of real estate the Company experienced during the same period. Year to date, with the exception of the cost of real estate sales, operating expenses have increased only 2% or $173,044. The Company is continuing its efforts to reduce operating expenses while preserving its quality of products and services.

Other Expenses

Interest expense for the quarter ended March 2, 1997 was $27,336, a decrease of $21,080 or 44% lower than the third quarter of last year. Interest expense fell by $44,239 or 23% over the first three quarters of the current fiscal year. The decrease was due to both lower interest rates and lower levels of interest bearing debt for the first three quarters of the year. The year to date interest expense of $149,003 for fiscal 1997 and $193,242 for fiscal 1996 is net of capitalized construction period interest of $6,329 and $5,666 in the respective periods.

The net income for the third of the current year of $1,206,014 was $118,423 or 9% less than during the same time period last year. Year to date net income of $256,086 was $94,356 or 58% more than the prior year.

The Company's main periods of business occur in its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company's business, results in any one quarter are not necessarily indicative of the results for the entire year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter of 1996 was $(1,235,300). This represents a decrease of $333,114 from the end of the same quarter last year. The decrease is primarily due to higher deferred revenue at the end of the third quarter of the current year. Deferred revenue at the end of the third quarter of the current year consists mainly of unused pre-season lift vouchers.

Total liabilities of $5,896,582 represent 67% of stockholders' equity at March 2, 1997 compared to $5,775,822 or 67% of stockholders' equity at March 3, 1996. Common stock increased to $4,099,174 at March 2, 1997 from $3,560,874 at March 3, 1996 due to the issuance of a 4% stock dividend effective December 27, 1996. Shares issued under the stock dividend amounted to 38,450 shares.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.0 million agreement reduces available capacity by $750,000 each June 1. At March 2, 1997, there was $1,869,861 outstanding on the line of credit. A standby letter of credit in the amount of $114,828 reduced the unused capacity of the line of credit to $4,515,311 at March 2, 1997. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.

Item 5.     Other Information

          On November 20, 1996, the Company's Board of Directors declared a
          4% common stock dividend. The stock dividend was paid to owners of record on December 3, 1996 and was distributed on December 27, 1996. Shares issued under this stock dividend amount to 38,450 shares

Item 6.     Exhibits and Reports on Form 8-K

          a.   Exhibits

               None

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 2, 1997.

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




Date:  April 15, 1997                      /s/Michael J. Collins
                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  April 15, 1997                      /s/Joann M. Gould
                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  April 15, 1997                      /s/Thomas E. Cullen
                                           Thomas E. Cullen
                                           Treasurer