Form 10KSB
period 1997-05-31
WINTER SPORTS INC /NEW
filed 1997-08-27
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended May 31, 1997, or

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

Registrant's revenues in its most recent fiscal year were $10,150,524.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1997 was $6,704,033. As of August 15, 1997, the number of shares outstanding of the registrant's common stock, no par value, was 1,008,368.



                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB            Incorporated Document
Part III, Item 9, Item 10     Proxy Statement dated September 23, 1997 to be
Item 11, Item 12              filed with the Securities and Exchange Commission
                              for the annual meeting of shareholders to be held on October 14, 1997.

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

The ski facilities include seven chairlifts, a T-bar lift and a platter lift, which service approximately 35 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Moguls Bar & Grille (food and beverage), the Alpine Lodge (cafeteria), ZnoZone (food and video arcade), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (food, beverage and retail) located at the summit of the mountain and the Outpost (cafeteria, ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires, three food and beverage operations, a day-care center, a photography shop, a snowmobile operation and a sleigh ride, wagon ride and
summer horse back riding operation.   Revenues derived by the Company from these
ancillary operations, other than the ski facilities and real estate, represented 40.97%, 42.29% and 32.20% of total revenues in 1996/97, 1995/96 and 1994/95, respectively. The Company has an all beverage liquor license and is designated as a `resort area'' for the issuance of additional resort retail liquor licenses.
During the 1992 fiscal year, twenty two condominiums located in the base area were purchased for resale to third parties. At May 31, 1997, only one condominium unit remains and the Company intends to retain ownership in that unit for the foreseeable future. Also in 1992, the Company began developing approximately seven percent of its fee simple land into single-family home lots and townhome lots, for the purpose of sale to interested parties. Sales of single-family and townhome lots began in 1993 when plat approval was received. The Company has developed 56 townhome lots and 71 single-family lots in four phases to date. In addition, four townhome units were constructed and sold by the Company. At May 31, 1997, 27 single-family lots remain available for sale.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company's facilities are operated seven days a week. During the past 49 years, The Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

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

The ski resort business is highly competitive. The success of The Big Mountain's business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, energy shortages and the Canadian exchange rate. The profitability and growth of The Big Mountain's ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with The Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley and Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowgrooming operations.

The land occupied by the mountain top restaurant (Summit House) and the Company's lift sites is subject to a 30-year term, special-use permit from the Forest Service expiring December 31, 2015, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.58% of applicable revenues. Payments for fiscal year 1997 were $104,375. Payments in 1996 and 1995 were $133,650 and $106,672, respectively.

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

The Company has three wholly-owned subsidiaries. Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties. Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and development of certain land parcels owned by the Company. Big Mountain Resort Reservations was created in 1996 to provide reservation services for on-mountain lodging properties.

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

In the winter of 1947, the Company opened a T-Bar lift, ski slopes, day facilities and parking lots for use by the public. Since 1947, chairlifts, ski slopes, trails, a cross country course, dining and lodging accommodations were added periodically. In 1988-89 the one and one-half mile Big Ravine run from the summit to the village area was constructed and in 1989-90, a major expansion project included the construction of a high-speed detachable quad chairlift/gondola to replace the first double chairlift. Also added in that year were a snowmaking system, grooming vehicles, a warehouse and maintenance building, expansion of the Summit House building, burial of utility lines and clearing of slopes and trails. Additions in 1990-91 included a barn, a mountaintop maintenance shop and tennis courts. Also added were building improvements and snowmaking. During 1991-92, 22 condominiums located in the base area were acquired for the purpose of resale. By the end of 1995 one of the condominiums remained unsold and was taken off the market. Also in 1992, initial development costs were incurred to develop approximately seven percent of the Company's fee simple land into single-family home lots and townhouse lots for the purpose of sale to third parties.

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

Improvements in 1996-97 included an 8 mile mountain bike trail from the summit to the base area, the purchase of two customer shuttle vans and the acquisition of a vehicle for road sanding. During the year the Company also completed 14 additional single family lots in Sunrise Ridge.

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

Lifts               Type          Number *    Vertical Rise      Rides/Hour
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

Building                                     Floor      Deck
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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

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

                                1997              1996
                                ----              ----

          Quarter           High     Low      High     Low
          -------           ----     ---      ----     ---


          1st               13.703   13.469   14.906   14.656
          2nd               13.703   13.469   15.750   14.656
          3rd               14.250   10.500   15.500   14.000
          4th               10.750   10.750   14.375   14.000

No cash dividends have been paid on the Company's common stock since 1984. On August 25, 1989, August 31, 1990, August 19, 1991, November 10, 1992, November 12, 1993, November 22, 1994, November 29, 1995 and December 27, 1996, 4% common stock dividends were paid, with fractional shares paid in cash.

The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America National Trust and Savings Association, doing business as Seafirst Bank and the Company. These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Banks.

The Company's Bylaws authorize the Board of Directors to declare dividends on common or preferred stock out of unreserved and unrestricted earned surplus or out of unreserved and unrestricted net earnings of the current and preceding fiscal years, taken as a single period. Cumulative dividends, in the amount of $4 per share per year, must be paid on preferred stock prior to the payment of cash dividends on the common stock. At August 15, 1997, there were 245 shares of preferred stock outstanding.

The approximate number of shareholders of record for the Company's common stock as of August 15, 1997 was 813.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues

In 1997 consolidated revenues increased by 7% ($640,696).   The increase is
primarily due to the increase in real estate sales of $453,668 (169%) from 1996 to 1997. The increase in real estate sales was due mainly to an upturn in the local resort real estate market. The Company expects this trend to continue into the first quarter of fiscal year 1998. Revenue from equipment rental and repair increased by $85,244 (20%). These increases are due to the fact that the Company is responding to the industry trend of demand for more shaped or parabolic rental skis and snowboards as well as the addition of a state-of-art ski/snowboard tuning machine. The Company expects the trend for more demand for shaped or parabolic rental skis and snowboards to continue into the next fiscal year.

Skier visits increased by 29,371 (12%) in 1997 due primarily to outstanding snow conditions throughout the ski season, and the removal of purchase and use restrictions on the Company's discounted preseason vouchers. Sales of the preaseaon vouchers increased by 76% (43,192) from the prior year as minimum purchase requirements and restricted days of use were removed. The sale of preseason vouchers will be continued in the next fiscal year. The Company continues to see weak performance from its Canadian markets as the weakness of the Canadian dollar continues. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company's four major markets are: the Pacific Northwest, Canada, the Midwest and the local drive market. The Company plans to continue and expand its marketing programs in all of its markets.

In 1996, the Company experienced a decline in revenue of $2,572,023 (21%). Real estate sales accounted for a major portion of the decline ($2,276,591). The downturn was part of a significant downturn in the local real estate market. Lease, management and other fees were off $453,668 (24%) due mainly to the expiration of a concessionaire's lease.

Operating Expenses

In 1997, overall costs and expenses increased by $343,602 (4%) due to a $187,994 increase in the cost of real estate sales. The record level of snowfall allowed the Company to open 100% of its facilities as scheduled and remain open for one extra week at the end of the season. This resulted in an increase in Direct Expenses - Lifts and Direct Expenses of $71,645 (4%) and $60,477 (6%). In Marketing, the Company increased not only the size of it's Marketing staff but the amount of the Marketing expenditures with the goal of capturing more group business at the resort and growing it's share of the Company's four major markets. Marketing costs were $48,198 higher than the previous year. The Company is constantly looking for ways to decrease its costs in all areas of operations while maintaining or increasing the level of customer service and market presence.

Costs and expenses declined by $1,473,761 (14%) in 1996 to $9,121,351 compared to $10,595,112 in 1995. The decline was primarily due to lower real estate sales which resulted in a $1,014,229 or a 93% decline in cost of real estate sales. In 1996, the Company also initiated a substantial cost reduction program that accounted for a significant portion of the overall decline in costs and expenses. Direct expenses of lift operations declined by 15% ($259,666) due primarily to efficiencies gained through the organizational changes made in the prior year coupled with the cost reduction plan of the current year. Marketing expenses were $704,316 in 1996 compared to $785,977 in 1995. This decline was due primarily to reduced staffing levels in 1996. The Company intends to increase its marketing effort in the coming year in order to turn around the decline in skier visits it experienced in 1996. The cost of food, beverage and retail increased in 1996 to $805,061 from $565,236. The change was due to the increase in retail sales operations that resulted from the acquisition of a concessionaire's operation. Payroll and related costs decreased by $207,180 or 7% in 1996 from 1995 due to the Company's cost reduction efforts.


Interest Income/Expense and Other Income/Expense

In 1997, interest expense was $189,694 compared to $228,921 in 1996, a 17% decrease. Lower debt levels throughout most of 1997 more than offset the slight increase in interest rates incurred during the year. Capitalized interest in 1997 was $7,730 compared to $6,106 in 1996.

During 1997 the Company charged against income $124,550 of planning costs carried in Construction in Progress and $5,446 of planning costs carried in Other Assets. The charge relates to certain elements of master planning costs for long-term resort development which are not expected to be utilized within the foreseeable future.

Interest expense in 1996 declined by $101,432 or (31%). The decrease was primarily due to lower levels of borrowing on the Company's revolving credit line and lower interest rates. However, the Company did notice an increase in short-term interest rates in the fourth quarter of 1996. Capitalized interest in 1996 amounted to $6,106, which was a $16,177 decline from 1995 due to a lower level of self-constructed capital investments made in 1996.


Income Taxes and Net Income

Pre-tax income in 1997 increased by $210,311 (129%). Income taxes provided in 1997 increased by $93,006. The increase in the effective tax rate was mainly due to a higher Federal statutory rate due to higher levels of taxable income. Net income in 1997 grew to $230,630 or $0.23 per common share from $113,325 or $0.11 per common share (restated) in 1996.

Income before income taxes was $163,002, an 85% decrease from 1995. The provision for income taxes in 1996 was $49,677 compared to $387,133 in 1995.
The decrease in the effective tax rate in 1996 (to 30% from 37%) was primarily due to a lower Federal statutory rate. Net income in 1996 was $113,325 or $0.11 (restated) per common share compared to $665,037 or $0.68 per common share for 1995 (restated to recognize a 4% stock dividend issued November 29, 1995).


LIQUIDITY AND CAPITAL RESOURCES

At the end of 1997, working capital was ($326,371) a decline of $386,547 from the prior year. The decrease was due to the change from a $128,948 income tax refund receivable in 1996 to a $157,323 income tax payable in 1997. At the end of 1997, the ratio of current assets to current liabilities was 0.73 to 1 compared to 1.07 to 1 at the end of the prior year. Working capital has traditionally been negative at the end of the fiscal year as the Company's' main periods of activity are the third and early fourth quarters. For 1997, cash flows from operating activities increased by 178% ($984,145) from the prior year. The increase was primarily due to a 169% increase in real estate sales.

Working capital at the end of 1996 was $60,176, a $306,184 improvement from ($246,008) at the end of 1995. The increase was primarily due to the reduction in Accounts Payable - Related Parties and Income Taxes Payable. The ratio of current assets to current liabilities at the end of 1996 was 1.07 to 1 versus
 .81 to 1 at the end of 1995. Cash flows from operating activities decreased to $552,845 in 1996 from $2,407,085 in 1995 due primarily to lower net cash flows from land development, lower accounts payable and higher income tax refunds.

At the end of 1997, long-term debt was $2,644,050 which represented 30% of stockholders equity. This represents a 5% decline in long-term debt from the prior year.

Long-term debt at the end of 1996 decreased to $2,792,060 from $3,169,291 at the end of 1995 which amounted to 32% of stockholders' equity compared to 37% at the end of 1995.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for an $8,750,000 revolving, reducing line of credit which matures on June 1, 2007. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $650,000 each June 1st beginning June 1, 1998. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below Seafirst's reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. At May 31, 1997 the Company had one standby letter of credit outstanding for $114,828. There were $5,991,122 of unused funds available at May 31, 1997.

At May 31, 1996, the Company had standby letters of credit of $25,000 outstanding and had unused funds available of $4,432,940.

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


Item 7.  Financial Statements

Index to Consolidated Financial Statements                               Page


     Independent Auditors' Report

     Financial Statements:
       Consolidated Balance Sheets as of May 31, 1997 and 1996

       Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flow
          for the Years Ended May 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 1997 and 1996, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 1997 and 1996 and the results of operations and cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 9, 1997



                              WINTER SPORTS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                 May 31
                                                         1997              1996
                                                         ----              ----

ASSETS

Current Assets
  Cash and cash equivalents                      $    122,322      $     87,424
  Receivables (net of reserve for bad debts
     of $41,982 and $42,043, respectively)            111,650           107,542
  Receivables - related parties                        20,529            23,750
  Income tax refund receivable                              0           128,948
  Current deferred tax asset                           55,020            38,042
  Inventories                                         409,916           424,500
  Prepaid expenses                                    162,323           170,172
                                                 ------------      ------------

Total Current Assets                                  881,760           980,378
                                                 ------------      ------------


Property and Equipment, at Cost                    18,908,457        18,436,526
Accumulated depreciation and amortization          (9,750,111)       (8,742,075)
                                                 ------------      -------------

                                                    9,158,346         9,694,451
Construction in progress                            1,460,769           762,831
Land and development costs                          2,213,523         1,916,719
                                                 ------------      ------------

Net Property and Equipment                         12,832,638        12,374,001
                                                 ------------      ------------


Other Assets                                          304,811           336,396
                                                 ------------      ------------


TOTAL ASSETS                                     $ 14,019,209      $ 13,690,775


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $    494,476      $    421,544
  Accounts payable - related parties                    8,981            11,489
  Employee compensation and related expenses          160,180           120,870
  Taxes other than payroll and income                 140,249           138,327
  Income taxes payable                                157,323                 0
  Interest payable                                          0            42,577
  Deposits and other unearned income                  244,543           183,711
  Other current liabilities                             2,379             1,684
                                                 ------------      ------------

Total current liabilities                           1,208,131           920,202
Long-term debt                                      2,644,050         2,792,060
Deferred income taxes                               1,343,227         1,379,508
                                                 ------------      ------------
Total Liabilities                                   5,195,408         5,091,770

Commitments and contingencies

Stockholders' Equity
  Preferred stock (950 shares of $100 par value
    authorized; 4% cumulative; 245 shares
    outstanding)                                       24,500            24,500
  Common stock (5,000,000 shares of no-par value
    authorized; 1,008,368 and 969,918 shares
    outstanding in 1997 and 1996, respectively)     4,099,174         3,560,874
  Additional paid-in capital                           20,519            20,519
  Retained earnings                                 4,679,608         4,993,112
                                                 ------------     -------------

Total stockholders' equity                          8,823,801         8,599,005
                                                 ------------     -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 14,019,209     $  13,690,775

   The accompanying notes are an integral part of these financial statements.


                              WINTER SPORTS, INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                  Year Ending May 31,
                                            1997         1996          1995
                                            ----         ----          ----

Revenue
  Lifts                                 $5,274,250    $5,219,915    $5,645,794
  Food, beverage and retail              2,030,645     1,938,393     1,671,908
  Equipment rental and repair              504,569       419,325        94,215
  Lodging                                  245,392       247,516       254,996
  Lease, management and other fees       1,214,962     1,153,996     1,606,765
  Lease, management and other fees
    - related parties                      158,498       262,143       263,042
  Real estate sales - net                  722,208       268,540     2,545,131
                                        ----------    ----------    ----------

Total Revenue                           10,150,524     9,509,828    12,081,851
                                        ----------    ----------    ----------


Operating Expenses
  Direct expenses - lifts                1,701,435     1,629,790     1,889,456
  Depreciation expense - lifts             560,313       555,748       548,249
  Cost of food, beverage and retail        801,209       805,061       565,236
  Cost of real estate sales                264,639        76,645     1,090,874
  Payroll and related expenses           2,764,999     2,896,111     3,103,291
  Direct expenses                        1,104,010     1,043,533     1,129,790
  Direct expenses - related parties         53,592        26,451        11,050
  Marketing                                752,514       704,316       785,977
  Planning, development
    and consulting costs                         0             0         8,780
  Depreciation and amortization            528,375       496,180       505,577
  General and administrative               893,477       828,853       879,347
  General and administrative -
    related parties                         40,390        58,663        77,485
                                        ----------    ----------    ----------

Total Operating Expenses                 9,464,953     9,121,351    10,595,112
                                        ----------    ----------    ----------


Operating Profit                           685,571       388,477     1,486,739
                                        ----------    ----------    ----------


Other Income (Expense)
  Interest income                            4,675         4,528         3,091
  Interest expense                        (189,694)     (228,921)     (330,353)
  Other income(expense)                   (127,239)       (1,082)     (107,307)
                                        ----------    ----------    ----------
Total Other Income (Expense)              (312,258)     (225,475)     (434,569)
                                        ----------    ----------    ----------


Income before income taxes                 373,313       163,002     1,052,170
  Provision for income taxes               142,683        49,677       387,133
                                        ----------    ----------    ----------


Net Income                                 230,630       113,325       665,037

Retained earnings - beginning of year    4,993,112     5,468,524     5,432,646
  Dividends                               (544,134)     (588,737)     (629,159)
                                        ----------    ----------    ----------

Retained earnings - end of year         $4,679,608    $4,993,112    $5,468,524


Net income per common share             $    0.23     $    0.11(1)  $    0.66(1)

Weighted average shares outstanding     10,008,368   10,008,368(1) 10,008,368(1)

(1)  Restated to reflect stock dividend issued December 27, 1996

   The accompanying notes are an integral part of these financial statements


                              WINTER SPORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              1997          1996         1995
                                              ----          ----         ----


Cash flows from operating activities
  Net income                               $ 230,630     $ 113,325    $ 665,037
                                           ---------     ---------    ---------

Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization          1,088,688     1,051,928    1,053,826
    Increase (decrease) in deferred
     income taxes                            (52,640)       14,519       93,201
    Settlement expense                             0             0      (60,650)
    Loss on sale or retirement of assets     136,637         1,122      113,488
    Planning and development expensed              0             0        6,000
    Bad debt expense (net of recovery)        40,767        42,043            0
    Changes in operating assets
     and liabilities:
       Receivables                           (39,532)      (89,008)      31,830
       Refundable income taxes               128,948       (90,286)     253,104
       Inventories                            14,584       (81,446)    (190,378)
       Prepaid expenses                        7,849       (17,944)      41,176
       Construction in progress             (278,079)      (66,782)    (273,865)
       Land and development costs            (22,886)       48,638      368,626
       Accounts payable                       80,101      (289,620)     312,935
       Employee compensation and
         related expenses                     39,310      (105,731)     (84,812)
       Interest payable                      (42,577)       37,540            0
       Taxes other than payroll and income    (7,755)        1,765       16,320
       Income taxes payable                  157,323      (108,594)     108,594
       Deposits and other unearned revenue    60,832       115,174      (90,179)
       Other liabilities                         697          (570)       7,295
       (Increase) decrease in other assets    (5,907)      (23,228)      35,537
                                           ---------     ---------    ---------

  Total adjustments                        1,306,360       439,520    1,742,048
                                           ---------     ---------    ---------

Net cash provided by operating activities  1,536,990       552,845    2,407,085
                                           ---------     ---------    ---------


Cash flows from investing activities:
  Proceeds from sale of assets                12,757        10,065        2,800
  Proceeds from redemption of
    certificate of deposit                         0        59,170            0
  Proceeds from sale of
    marketable securities                      1,104             0            0
  Purchase of non-compete covenant                 0             0       (1,000)
  Purchase of certificate of deposit               0             0      (53,374)
  Purchase of marketable securities           (1,184)            0            0
  Property and equipment acquisitions     (1,357,925)     (533,484)    (694,095)
                                           ---------      --------    ---------

Net cash used in investing activities     (1,345,248)     (464,249)    (745,669)
                                           ---------     ---------   ----------


Cash flows from financing activities:
  Proceeds from short-term borrowing               0             0    2,218,900
  Proceeds from issuance of
     long-term debt                        5,648,321     6,809,928    7,956,499
  Principal payments of short-term
    borrowing                                      0             0   (6,849,255)
  Principal payments of long-term debt    (5,796,331)   (7,187,159)  (4,787,208)
  Principal payments of capital lease
    obligations                                    0             0         (166)
  Loan costs paid on refinance                (3,000)            0      (41,804)
  Payments of dividends                       (5,834)       (6,460)      (7,032)
                                          ----------    ----------    ---------

Net cash used in
  financing activities                      (156,844)     (383,691)  (1,510,066)
                                          ----------    ----------    ---------


Net increase (decrease) in cash
  and cash equivalents                        34,898      (295,095)     151,350
Cash and cash equivalents - beginning
  of year                                     87,424       382,519      231,169
                                          ----------     ---------   ----------

Cash and cash equivalents - end of year   $  122,322     $  87,424   $  382,519


   The accompanying notes are an integral part of these financial statements


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Summary of Significant Accounting Policies

The consolidated financial statements include the amounts of Winter Sports, Inc. and its wholly-owned subsidiaries, Big Mountain Water Company, Big Mountain Development Corporation and Big Mountain Resort Reservations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment is stated at cost. Additions and betterments are capitalized, while maintenance and repairs are expensed as incurred. For financial reporting purposes, depreciation is provided for by the straight-line method over estimated useful lives. Accelerated depreciation methods are used for tax purposes. Gains and losses from the sale or retirement of assets are included in other income (expense).

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

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. In 1997, 1996 and 1995, $7,730, $6,106 and $22,283 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expense was $632,709, $532,158 and $449,834 in 1997, 1996 and 1995, respectively.

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of cost or market value on a first-in, first-out method.

Loan costs, included in Other Assets, are being amortized ratably over the term of the loans. Organization costs are being amortized on a straight-line basis over a sixty month period.

On September 9, 1995, the Company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Ski and Summer Resort. The Company is amortizing the costs of the EIS over a fifteen year period.

NOTE 2.   Business Segment Information

In 1997, 1996 and 1995, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve the development of land into single-family lots and townhome lots for the purpose of sales to interested parties. Condominium unit sales are included in real estate.

Financial information by industry segment for 1997, 1996 and 1995 is summarized as follows:

                                     Ski Area     Real Estate    Consolidated
                                     --------     -----------    ------------

1997
  Net sales                      $  9,422,316    $    728,208    $ 10,150,524
  Operating profit               $    374,365    $    311,206    $    685,571
  Depreciation & amortization    $  1,072,166    $     16,522    $  1,088,688
  Identifiable assets            $ 12,362,594    $  1,656,615    $ 14,019,209
  Capital expenditures           $  1,357,925    $          0    $  1,357,925


1996
  Net sales                      $  9,228,575    $    281,254    $  9,509,829
  Operating profit               $    374,644    $     13,833    $    388,477
  Depreciation & amortization    $  1,033,698    $     18,230    $  1,051,928
  Identifiable assets            $ 12,192,293    $  1,498,482    $ 13,690,775
  Capital expenditures           $    533,484    $          0    $    533,484

1995
  Net sales                      $  9,536,720    $  2,545,131    $ 12,081,851
  Operating profit               $    600,205    $    886,534    $  1,486,739
  Depreciation & amortization    $  1,039,537    $     14,289    $  1,053,826
  Identifiable assets            $ 12,236,104    $  2,032,767    $ 14,268,871
  Capital expenditures           $    542,381    $    151,714    $    694,095

NOTE 3.   Property and Equipment

                                      Asset
                                   Life Years            1997            1996
                                   ----------            ----            ----


Leasehold improvements                 30         $    675,573   $     638,047
Buildings and grounds                  10-30         6,782,591       6,723,982
Lifts                                  10-15         6,540,287       6,532,679
Machinery and equipment                 3-25         3,742,171       3,413,493
Furniture and fixtures                  3-10           524,415         484,905
Water system                           10-25           643,420         643,420
                                                  ------------   -------------

Total property and equipment                      $ 18,908,457   $  18,436,526

NOTE 4.   Other Assets

Other assets at May 31, 1997 and 1996 are summarized as follows:

                                                             1997           1996
                                                             ----           ----


Loan costs, net of amortization                         $  31,357     $   34,029
Planning and development - long-term                       58,119         69,565
Noncurrent deferred tax asset                              37,216         37,835
Environmental Impact Statement, net of amortization       148,295        168,417
Other long-term assets                                     29,824         26,550
                                                        ---------     ----------

Total other assets                                      $ 304,811     $  336,396

NOTE 5.   Notes Payable

In May of 1997 the Company modified its loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank. The modification increased the capacity of the loan to $8,750,000, reduced the annual decrease in availability to $650,000 and extended the maturity to June 1, 2007.

Long-term debt at May 31, 1997 and 1996 is summarized as follows:

                                                                1997        1996
                                                                ----        ----

Bank of America National Trust and Savings Association,   $2,644,050  $        0
doing business as Seafirst Bank (Seafirst) revolving, reducing term loan with initial $8,750,000 availability decreasing by $650,000 each year beginning June 1, 1998. Mandatory principal reductions are required on outstanding balances above amounts available. Interest at or below banks' reference rate. Interest rate at May 31, 1997 was 7.56%. Secured by all ski area operation real and personal property and assignment in trust of all U.S. Forest Service special use permits.

Bank of America Idaho NA/Seattle-First National Bank      $       0   $2,792,060
(Seafirst) revolving, reducing term loan with initial
$8,000,000 availability decreasing by $750,000 each
year beginning June 1, 1998.  Mandatory principal
reductions are required on outstanding balances above
amounts available.  Interest at or below banks' prime
rate.  Interest rate at May 31, 1996 was 7.31%.
Secured by all ski area operation real and personal
property and assignment in trust of all U.S. Forest
Service special use permits.
Total long-term debt                                   $ 2,644,050   $ 2,792,060

Mandatory reductions of long-term debt are as follows:

  For the Year Ending May 31,               Amount

              1998                    $         0
              1999                              0
              2000                              0
              2001                              0
              2002                              0
       2003 and beyond                  2,644,050
                                      -----------


                                      $ 2,644,050

The loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. At May 31, 1997, the Company was in technical default of the fixed asset addition covenant required by the loan agreement. The Company requested and has obtained a written waiver of violation for the year ended May 31, 1997. At May 31, 1996, the Company was in compliance with all loan covenants.

Standby letters of credit issued by Seafirst in the amount of $114,828 and $25,000 reduce the amount available under the revolving agreement at May 31, 1997 and 1996, respectively. At May 31, 1997 and 1996, $5,991,122 and
$4,432,940 respectively, were unused and available for borrowing.

NOTE 6.   Capital Stock and Additional Paid-In Capital

Preferred stock is non-voting and subject to redemption at the Company's option at any time upon payment of not less than the $100 par value and any accumulated dividends.

The computation of earnings per common share is based on net income for the year after deducting dividends paid on preferred stock of 1997-$980, 1996-$980 and 1995-$980. The number of shares used in the computation is the weighted average number of common shares considered to be outstanding during the year. In 1997, 1996 and 1995, the Company issued 4% common stock dividends.

                                                1997          1996         1995
                                                ----          ----         ----


Cash dividends per preferred share           $  4.00       $  4.00      $  4.00
Cash dividends per common share              $    -        $    -       $    -

Changes in capital stock and additional paid-in capital are summarized as follows:

                        Preferred Stock      Common Stock           Additional
                        ---------------      ------------

                            Number              Number                Paid-in
                          Of Shares   Amount   Of Shares    Amount    Capital


Balance at 5/31/94           245   $ 24,500    897,399  $ 2,356,489   $ 20,519
4% Stock Dividend                               35,549      622,108
Balance at 5/31/95           245     24,500    932,948    2,978,597     20,519
4% Stock Dividend                               36,970      582,277
Balance at 5/31/96           245     24,500    969,918    3,560,874     20,519
4% Stock Dividend                               38,450      538,300
Balance at 5/31/97           245   $ 24,500  1,008,368   $4,099,174   $ 20,519
NOTE 7.   Income Taxes

Income taxes (credits) consist of the following:

                                                 1997         1996         1995
                                                 ----         ----         ----


Current
  Federal                                   $ 163,396    $  29,467    $ 279,249
  Amended returns                                   0            0      (31,301)
  Fuel tax credit                              (2,212)      (2,136)      (2,157)
                                            ---------    ---------    ---------

                                              161,184       27,231      245,791
  State                                        34,139        7,827       55,502
  Amended returns                                   0            0       (7,361)
                                            ---------    ---------    ---------

                                              195,323       35,158      293,932
Deferred
  Federal                                     (43,816)      11,037       85,654
  State                                        (8,824)       3,482        7,547
                                            ---------    ---------    ---------

Provision for income taxes                  $ 142,683    $  49,677    $ 387,133

Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:
                                                 1997         1996         1995
                                                 ----         ----         ----


Depreciation                               $3,516,095   $3,604,284   $3,480,432
Uniform capitalization for income tax        (119,154)    (110,540)     (70,920)
Bad Debt Reserve                              (67,153)     (42,043)           0
Vacation Allowance                            (53,547)     (44,731)     (54,136)
                                           ----------   ----------   ----------

Total timing differences                   $3,276,241   $3,406,970   $3,355,376

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                                  1997         1996
                                                  ----         ----


Noncurrent deferred tax liability           $1,343,227   $1,379,508
Total deferred tax liability                $1,343,227   $1,379,508

Current deferred tax assets                 $   55,020   $   38,042
Noncurrent deferred tax asset                   37,216       37,835
Valuation allowance                                  0            0
Net deferred tax assets                     $   92,236   $   75,877

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                                1997         1996         1995
                                                ----         ----         ----


Income before taxes                       $  373,313   $  163,002   $1,052,170
Statutory federal rate                            34%          27%          34%
Increased (decreases) resulting from:
  State tax at statutory rate                      7%           7%           7%
  Other (net)                                     (3%)         (4%)         (4%)
Effective tax rate                                38%          30%          37%

NOTE 8.   Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                   1997          1996        1995
                                                 ----          ----        ----


  Interest (net of capitalized)            $  232,849    $  191,379  $  337,187
  Income taxes (net of refunds)            $  (90,948)   $  234,038  $  (67,766)


NOTE 9.   Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2015. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $104,376, $133,650 and $106,672 for 1997, 1996 and 1995, respectively.

NOTE 10.   Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2%. The plan is currently 100% funded. Company contributions to the Plan and charges to income for 1997, 1996 and 1995 amounted to $32,560, $34,483 and $49,297 respectively.

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

Related party transactions are summarized as follows:

                                                  1997         1996         1995
                                                  ----         ----         ----


Revenue received
  Rent and lease revenue                    $   33,850   $   34,331   $  203,590
  Management fee                            $   31,500   $   31,500   $   44,400
  Other revenue                             $   93,148   $  196,312   $   15,052
Expenses incurred
  Memberships                               $   12,000   $    5,000   $   11,050
  Legal fees                                $   28,391   $   53,663   $   34,343
  Contract labor                            $   53,592   $   25,431   $   29,250
  General and administrative                $        0   $    1,686   $   13,892
Amounts due to and from related parties
  Accounts receivable                       $   20,529   $   23,750   $    6,535
  Accounts payable                          $    8,981   $   11,489   $  250,675

NOTE 12.   Stock Bonus and Stock Options

Prior to August, 1996, the Company had entered into employment agreements with its President which provide for the award of common stock each year dependent upon achievement of certain performance objectives. In 1996 and 1995, 0 and 0 shares were awarded, respectively.

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

On July 1, 1994 and December 1, 1994 respectively, the Company entered into two year employment agreements with its Chief Operating Officer and its Treasurer. Each officer was granted a non-qualified stock option to purchase 2,000 shares of the Company's common stock at the bid price on the respective dates granted. The options expire five years from the grant date. The exercise prices established on the grant dates were $19.50 and $17.00, respectively. The Chief Operating Officer and the Treasurer left the employment of the Company in June of 1996 and December of 1995, respectively.

Management has made a determination that the stock option plan does not meet the requirements to recognize compensation costs under current accounting standards.

Stock option transactions are summarized as follows:

                                                     Option Price       Number
                                                       Per Share      Of Shares

Outstanding, May 31, 1993                         $        12.50         6,000
  Granted                                                  14.00         6,000
Outstanding, May 31, 1994                          12.50 - 14.00        12,000
  Granted                                          15.00 - 19.50        10,000
Outstanding, May 31, 1995                          12.50 - 19.50        22,000
  Granted                                                  16.00         6,000
  Expired                                                  12.50        (6,000)
Outstanding, May 31, 1996                          14.00 - 19.50        22,000
  Granted                                                  17.00         6,000
Outstanding, May 31, 1997                         $15.00 - 19.50        28,000


NOTE 13.  Commitments and Contingencies
The Company is a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while skiing. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

One of the personal injury lawsuits has asserted a claim for punitive damages. The Company's insurance carrier does not provide coverage for punitive damages. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome or estimate the amount or range of a potential loss.

In January of 1997 the Company settled a wrongful discharge claim with a former employee. The settlement provides for a one-time payment of cash and was charged against income in the third quarter of the fiscal year ending May 31, 1997.

As of May 31, 1997, the Company had not received a final determination from the U.S. Forest Service (USFS) regarding the USFS's audit of the Company's records for the fees paid to the USFS for fiscal years 1992, 1993, 1994 and 1995. No provision has been made for adjustments, if any, that may result from the final determination.

The Company was contingently liable for a standby letter of credit in the amount of $114,828 and $25,000 at May 31, 1997 and 1996 respectively.

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

NOTE 15.  Other Income and Expense

The Company periodically reviews its master plan for long-term resort development. During 1997 and 1995, the Company charged against income $129,996 and $102,109 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:

                                            1997         1996         1995
                                            ----         ----         ----


Loss on sale or retirement of assets   $(136,557)   $  (1,122)   $(113,488)
Profit recovery                                0            0        6,170
Other                                      9,318           40           11
                                       ---------    ---------    ---------

Total other income (expense)           $(127,239)   $  (1,082)   $(107,307)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant
Incorporated by reference from the Company's definitive proxy statement dated September 23, 1997 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 14, 1997.

Item 10.  Executive Compensation

Incorporated by reference from the Company's definitive proxy statement dated September 23, 1997 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 14, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement dated September 23, 1997 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 14, 1997.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement dated September 23, 1997 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 14, 1997.

                                    Part IV

Item 13.  Exhibits and Reports on Form 8-K

(a)  Documents Filed as Part of this Report:                             Page

     (1) Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets as of May 31, 1997 and 1996

          Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended May 31, 1997, 1996 and 1995

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


                                        By  /s/ Michael J. Collins
                                            Michael J. Collins, President
                                             and Chief Executive Officer
                                            (Principal Executive Officer)
                                            Date:  August 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:



/s/ Charles R. Abell                    Director              August 26, 1997
Charles R. Abell

/s/ Brian T. Grattan                    Director              August 26, 1997
Brian T. (Tim) Grattan

/s/ Dennis L. Green                Director and Chairman      August 26, 1997
Dennis L. Green                          of the Board

/s/ C. Richard Hughes                   Director              August 26, 1997
C. Richard Hughes

/s/ Michael T. Jenson                   Director              August 26, 1997
Michael T. Jenson

/s/ Darrel R. Martin                    Director              August 26, 1997
Darrel R. (Bill) Martin

/s/ Michael J. Muldown                  Director              August 26, 1997
Michael J. Muldown

/s/ Calvin S. Robinson                  Director              August 26, 1997
Calvin S. Robinson

/s/ Paul D. Watson                      Director              August 26, 1997
Paul D. Watson

/s/ Joann M Gould                       Principal Accounting  August 26, 1997
Joann M. Gould                          Officer

/s/ Thomas E. Cullen                    Principal Financial   August 26, 1997
Thomas E. Cullen                        Officer



(c)  Exhibits:


     3.1  Restated Articles of Incorporation and Articles of Amendment
           to the Articles of Incorporation                                  (2)

     3.2  By-Laws                                                            (3)

     3.3  Fifth Amendment to By-Laws                                         (4)

     3.4  Sixth Amendment to By-Laws                                         (4)

     10.1 Employment Agreement between Michael Collins and Winter
          Sports, Inc. as of August 1, 1992.                                 (5)
     10.2 Corrected Employment Agreement between Larry H. Hutchinson
          and Winter Sports, Inc. as of July 6, 1994.                        (2)

     10.3 Loan Agreement between Seattle-First National Bank and
          Winter Sports, Inc. dated November 14, 1994.                       (6)

     10.4 Employment Agreement between Steven P. Benner and Winter           (7)
           Sports, Inc. as of February 24, 1995.

     10.5 Employment Agreement between Michael Collins and Winter            (8)
          Sports, Inc.  as of August 1, 1996

     21.1 Subsidiaries of the Company                                        (1)
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

     (8) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 15, 1996.




                           Exhibit 2.1  Subsidiaries


        Name                                  Jurisdiction of Incorporation
        ----                                  -----------------------------


Big Mountain Water Co.                                 Montana

Big Mountain Development Corporation                   Montana

Big Mountain Resort Reservations                       Montana