Form 10QSB
period 1997-09-14
WINTER SPORTS INC /NEW
filed 1997-10-29
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the quarterly period ended September 14, 1997

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

         For the transition period from          to
                                        --------    --------

                          Commission File No. 0-15030


                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


         Montana                                            81-0221770
(State of Incorporation)                            (I.R.S. Employer I.D. No.)

                    P.O. Box 1400, Whitefish, Montana  59937
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (406) 862-1900

 Former name, former address & former fiscal year, if changed since last report Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes [x]   No  [ ]

As of October 24, 1997 the number of shares outstanding of the issuer's common stock, no par value, was 1,008,368.

Transition Small Business Disclosure Format  Yes [ ]     No  [x]

                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
               At:
                    September 14, 1997
                    September 15, 1996
                    May 31, 1997

          Condensed Consolidated Statements of Operations
               For The Periods:
                    June 1, 1997 - September 14, 1997
                    June 1, 1996 - September 15, 1996

          Condensed Consolidated Statements of Cash Flows
               For The Periods:
                    June 1, 1997 - September 14, 1997
                    June 1, 1996 - September 15, 1996

          Notes to Condensed Consolidated Financial Statements

          Management's Discussion and Analysis of Financial Conditions


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

      Item 6.  Exhibits and Reports on Form 8-K

               Signatures

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           9/14/97     9/15/96       5/31/97
ASSETS                                  (Unaudited)  (Unaudited)     (Note 2)
                                        -----------  -----------     --------


CURRENT ASSETS
  Cash and cash equivalents             $    91,776  $    91,844  $   122,322
  Receivables (Net of reserve
   for bad debts of $41,982,
   $8,390 and $41,982)                      166,415      144,886      111,650
  Receivables - Related Party                 5,548       28,959       20,529
  Income tax refund receivable              203,530      473,963            0
  Current deferred tax asset                 55,020       38,042       55,020
  Inventories                               394,455      394,471      409,916
  Prepaid expenses                           89,896       76,382      162,323
                                          ---------    ---------     --------

TOTAL CURRENT ASSETS                      1,006,640    1,248,547      881,760

PROPERTY AND EQUIPMENT
  Property and equipment, at cost        18,948,287   18,427,771   18,908,457
   Accumulated depreciation             ( 9,764,531) ( 8,737,639) ( 9,750,111)
                                        ------------ ------------ -----------

                                          9,183,756    9,690,132    9,158,346
  Construction in progress                3,516,269      591,027    1,460,769
  Land and development costs              2,191,795    2,227,859    2,213,523
                                         ----------   ----------   ----------

NET PROPERTY AND EQUIPMENT               14,891,820   12,509,018   12,832,638

OTHER ASSETS                                303,685      337,400      304,811

TOTAL ASSETS                            $16,202,145  $14,094,694  $14,019,209


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Account payable                       $ 1,052,898  $   338,859  $   494,476
  Accounts payable - related parties         12,114        4,720        8,981
  Employee compensation and
   related expenses                         188,354      168,864      160,180
  Taxes other than payroll and income       220,130      211,940      140,249
  Income taxes payable                            0            0      157,323
  Interest payable                           11,349        9,875            0
  Deposits and other unearned income        626,180      481,960      244,543
  Other current liabilities                   2,382        2,247        2,379
                                          ---------    ---------    ---------

TOTAL CURRENT LIABILITIES                 2,113,407    1,218,465    1,208,131
LONG-TERM DEBT                            4,233,616    3,421,668    2,644,050
DEFERRED INCOME TAXES                     1,343,227    1,379,508    1,343,227
                                          ---------    ---------    ---------

TOTAL LIABILITIES                         7,690,250    6,019,641    5,195,408

STOCKHOLDERS' EQUITY
  Preferred stock (950 shares
   authorized; $100 par value;
   4% cumulative; 245, 245 and
   245 shares outstanding)                   24,500       24,500       24,500
  Common stock (5,000,000 shares
   authorized; no par value;
   1,008,368, 969,918 and 1,008,368
   shares outstanding)                    4,099,174    3,560,874    4,099,174
  Additional paid-in capital                 20,519       20,519       20,519
  Retained earnings                       4,367,702    4,469,430    4,679,608
                                         ----------   ----------   ----------

TOTAL STOCKHOLDERS' EQUITY                8,511,895    8,075,323    8,823,801

TOTAL LIABILITIES AND EQUITY            $16,202,145  $14,094,964  $14,019,209

The accompanying notes are an integral part of these financial statements



                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Quarter and Year-To-Date
                                                         6/ 1/97      6/ 1/96
                                                           to           to
                                                         9/14/97      9/15/96
                                                         -------      -------

REVENUE
  Lifts                                              $   238,098  $   221,561
  Food, beverage and retail                              344,728      416,175
  Equipment rental and repair                             13,595        6,820
  Lodging                                                 52,211       62,537
  Lease, management and other fees                       134,227      148,734
  Lease, management and other fees - related parties      26,454       55,519
  Real estate sales - net                                582,792            0
                                                       ---------    ---------

TOTAL REVENUE                                          1,392,105      911,346

OPERATING COSTS AND EXPENSES
  Direct expenses - lifts                                254,924      260,211
  Cost of food, beverage and retail                      132,956      155,814
  Cost of real estate sales                              136,926            0
  Payroll and related expenses                           569,937      552,709
  Direct expenses                                        281,785      263,577
  Marketing                                              227,584      120,655
  Depreciation and amortization                           15,548       15,400
  General and administrative                             224,563      249,087
  General and administrative - related parties             2,511       17,044
                                                       ---------    ---------

TOTAL OPERATING COSTS AND EXPENSES                     1,846,734    1,634,497

OPERATING (LOSS)                                        (454,629)    (723,151)

OTHER INCOME (EXPENSE)
  Interest Income                                          1,410        1,247
  Interest Expense                                       (61,710)     (68,704)
  Gain (loss) on disposition of assets                         0       (4,772)
  Other income (expense)                                       2      (77,422)
                                                         -------     --------

TOTAL OTHER INCOME (EXPENSE)                             (60,298)    (149,651)

(LOSS) BEFORE INCOME TAXES                              (514,927)    (872,802)
  Recovery of income taxes                              (203,021)    (349,120)
                                                     -----------  -----------

NET (LOSS)                                           $  (311,906) $  (523,682)

(LOSS) PER COMMON SHARE                              $     (0.31) $     (0.52)*

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,008,368    1,008,368 *

*Restated to retroactively reflect stock dividend effective December 27, 1996.

The accompanying notes are an integral part of these financial statements


                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                     Quarter and Year To Date
                                                         6/ 1/97     6/ 1/96
                                                            to          to
                                                         9/14/97     9/15/96
                                                         -------     -------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: $   276,057  $  (473,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                 0        8,276
  Property and equipment acquisitions                 (1,896,168)    (159,607)
                                                      ----------    ---------

NET CASH (USED IN) INVESTING ACTIVITIES               (1,896,168)    (151,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver            2,372,513    1,420,104
  Principal payments on long-term revolver              (782,947)    (790,496)
                                                       ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,589,566      629,608

Net (decrease) in cash and cash equivalents              (30,545)       4,420

Cash and cash equivalents at beginning of period         122,322       87,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    91,777  $    91,844

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)             $    49,784  $   101,407
  Income taxes (net of refunds)                      $   157,323  $    (4,106)

The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the year ended May 31, 1997.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.
Certain amounts in the September 15, 1996 financial statements have been reclassified to conform with the September 14, 1997 presentation.

NOTE 2 - May 31, 1997

The balance sheet at May 31, 1997 has been condensed from the audited financial statements at that date.

NOTE 3 - (LOSS) PER COMMON SHARE

(Loss) per common share is based on net income (loss) after deducting dividends paid on preferred stock of $0 and $0 for the quarters ended September 14, 1997 and September 15, 1996, respectively. The weighted average number of shares outstanding were 1,008,368 and 1,008,368 for the quarters ended September 14, 1997 and September 15, 1996, respectively. Shares outstanding and per share amounts at September 15, 1996 have been restated to reflect a 4% stock dividend effective December 27, 1996.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 14, 1997 and September 15, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES
The Company is a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while skiing. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

One of the personal injury lawsuits has asserted a claim for punitive damages. The Company's insurance carrier does not provide coverage for punitive damages. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome or estimate the amount or range of a potential loss.

As of September 14, 1997, the Company had not received a final determination from the U.S. Forest Service (USFS) regarding the USFS's audit of the Company's records for the fees paid to the USFS for fiscal years 1992, 1993, 1994 and 1995. No provision has been made for adjustments, if any, that may result from the final determination.


NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for an $8,750,000 revolving, reducing line of credit which matures on June 1, 2007. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $650,000. At September 14, 1997 $4,516,384 was unused of the $8,750,000 available under the instrument. At September 15, 1996 $3,078,332 was unused of the $6,500,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 1997 and 1996 is summarized as follows:


                                      Ski Area     Real Estate    Consolidated
Quarter Ended 9/14/97
  Net sales                         $   807,314    $   584,792    $ 1,392,106
  Operating profit(loss)            $  (847,050)   $   392,421    $  (454,628)
  Depreciation and amortization     $     9,640    $     5,908    $    15,548
  Identifiable assets               $13,658,322    $ 2,543,823    $16,202,145
  Capital expenditures              $ 1,896,168    $         0    $ 1,896,168

Quarter Ended 9/15/96
  Net sales                         $   909,345    $      2,000   $   911,345
  Operating (loss)                  $  (681,144)   $    (42,008)  $  (723,152)
  Depreciation and amortization     $    10,100    $      5,300   $    15,400
  Identifiable assets               $12,606,478    $  1,488,486   $14,094,964
  Capital expenditures              $   159,607    $          0   $   159,607

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                        For the       For the
                                                         Period        Period
                                                        6/ 1/97       6/ 1/96
                                                          to            to
                                                        9/14/97       9/15/96
                                                        -------       -------


Gross Revenues                                      $ 1,392,106   $   900,345

Net Loss                                            $  (311,906)  $  (523,682)

(Loss) per Common Share                             $      (.31)  $      (.52)*

Total Assets                                        $16,202,145   $14,094,964

Long-Term Debt less current portion                 $ 4,233,616   $ 3,421,668

*Restated to retroactively reflect stock dividend effective December 27, 1996.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR-TO-DATE

Revenues
--------


Total revenues for the first quarter that ended September 14, 1997 were $1,392,106, an increase of $480,761 or 53% from the quarter that ended September 15, 1996. Real estate sales accounted for the increase as the Company sold 4 single-family lots in its Sunrise Ridge Subdivision. The Company had no real estate sales in the first quarter of the prior year. Food, Beverage and Retail sales decreased by 17% as the Company hosted only one major concert performance in the quarter compared to four major concerts in the same quarter last year. Equipment Rental revenue nearly doubled from the previous quarter as the company's mountain bike operations continued to grow.

Operating Expenses
------------------


Total operating costs and expenses in the quarter ended September 14, 1997 increased by 13% or $212,237 from the prior year. The increase was attributable to increases in the cost of Real Estate Sales and an increase in Marketing expenses. The Company has expanded its Marketing efforts in an attempt to both increase its market share in its Northwest and Mid-West markets and recapture its declining Canadian market. The Company expects to continue its expanded marketing efforts into the future.

Other Expenses
--------------


Interest expense for the quarter ended September 14, 1997 was $61,710, a decrease of $6,994 or 10% lower than the first quarter last year. Despite slightly higher interest rates, the Company was able to maintain debt levels that were lower than the levels from last year for most of the first quarter. The Company expects to see higher interest charges in the future as it completes its debt financed $3.5 million capital improvement program in the second quarter of this year. Interest expense for fiscal 1998 and fiscal 1997 is net of construction period interest of $10,733 and $2,103, respectively.

The first quarter net loss of $311,906 was $211,776, or 40% less than the same quarter last year.

A loss for the first quarter in any year is not necessarily indicative of the results to be expected for the entire year, but instead, reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually bear little comparative value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $(1,106,676) which is a decrease over the prior year's $30,082. The decline was due to a decrease in refundable income taxes resulting from the lower net loss and an increase in Accounts Payable relating to the Company's capital improvement plan.

Total liabilities of $7,690,249 represents 90% of stockholders' equity at September 14, 1997, up from $6,019,141 or 75% of stockholders' equity at September 15, 1996.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital acquisitions. The Company has a revolving, reducing credit agreement which provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $8.75 million agreement reduces available capacity by $650,000 each June 1. At September 14, 1997, there was $4,233,616 borrowed with $4,516,384 of unused capacity of the $8,750,000 available at that date.


WINTER SPORTS, INC.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the regular Annual Meeting of Shareholders held on October 14, 1997, the Shareholders reelected 7 current directors and 2 new directors to one year terms. Shareholders were entitled to cast nine votes for each share of common stock held with cumulative voting allowed. The table below summarizes voting results:

ELECTION OF DIRECTORS
                                   VOTES FOR      VOTES WITHHELD

     Charles R. Abell               700,913           286,123
     Brian T. Grattan               854,862           334,109
     Dennis L. Green                905,078           360,501
     Charlie Grenier                973,923                 0
     C. Richard Hughes              575,092           302,595
     Jerry James                    863,741                 0
     Michael T. Jenson              814,328           287,776
     Darrel R. Martin               908,271           305,638
     Michael J. Muldown             782,778           306,001
     Calvin S. Robinson             850,218           332,238
     Paul D. Watson                 127,707           364,412

            RATIFICATION OF JORDAHL & SLITER CPAs AS INDEPENDENT AUDITORS

     VOTES FOR                      896,697
     VOTES AGAINST                   15,369
     ABSTENTIONS                      1,214

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 14, 1997.

                              WINTER SPORTS, INC.
                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Winter Sports, Inc.
                                                       (Registrant)




Date:  October 28, 1997                    /s/Michael J. Collins
                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  October 28, 1997                    /s/Joann M. Gould
                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  October 28, 1997                    /s/Thomas E. Cullen
                                           Thomas E. Cullen
                                           Treasurer
                                           (Principal Financial Officer)