Form 10QSB
period 1997-12-07
WINTER SPORTS INC /NEW
filed 1998-01-21
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF 1934

         For the quarterly period ended December 7, 1997

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from  to
                                       -    -------

Commission File No. 0-15030


                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


         Montana                                        81-0221770
--------------------                            ----------------------

(State of Incorporation)                            (I.R.S. Employer I.D. No.)

                    P.O. Box 1400, Whitefish, Montana  59937
                    ----------------------------------------

                    (Address of principal executive offices)

         Issuer's telephone number, including area code (406) 862-1900
                                                        ==============


Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x    N0
                                                              -----    -----


As of January 20, 1998 the number of shares outstanding of the issuer's common stock, no par value, was 1,008,368.

Transition Small Business Disclosure Format  Yes      No  x
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           At:
             December 7, 1997
             December 8, 1996
             May 31, 1997

         Condensed Consolidated Statements of Operations
           For The Periods:
             September 15, 1997 - December 7, 1997
             September 16, 1996 - December 8, 1996
             June 1, 1997 - December 7, 1997
             June 1, 1996 - December 8, 1996

         Condensed Consolidated Statements of Cash Flows
           For The Periods:
             June 1, 1997 - December 7, 1997
             June 1, 1996 - December 8, 1996

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

               Signatures

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   December 7,    December 8,        May 31,
                                         1997           1996           1997
               ASSETS              (Unaudited)    (Unaudited)         Note 2
               ------              -----------    -----------    -----------


CURRENT ASSETS
  Cash and cash equivalents        $   294,122    $   311,988    $   122,322
  Certificates of deposit              249,000              0              0
  Receivables (Net of reserve for
    bad debts of $16,539, $0 and
    $42,043 respectively)              101,834        214,986        111,650
  Receivables - related parties         18,845         54,390         20,529
  Income tax refund receivable         651,418        633,324              0
  Current deferred tax asset            55,020         38,042         55,020
  Inventories                          651,362        669,281        409,916
  Prepaid expenses                     152,679         80,083        162,323
                                   -----------    -----------    -----------

TOTAL CURRENT ASSETS                 2,174,280      2,002,094        881,760
                                   -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Property and equipment, at cost   18,931,439     18,420,754     18,908,457
    Accumulated depreciation        (9,760 145)    (8,745,521)    (9,750,111)
                                   -----------    -----------    -----------

                                     9,171,294      9,675,233      9,158,346
  Construction in progress           5,280,679        952,136      1,460,769
  Land and development costs         2,193,210      2,242,083      2,213,523
                                   -----------    -----------    -----------

NET PROPERTY AND EQUIPMENT          16,645,183     12,869,452     12,832,638
                                   -----------    -----------    -----------


OTHER ASSETS                           296,440        336,092        304,811
                                   -----------    -----------    -----------


TOTAL ASSETS                       $19,115,903    $15,207,638    $14,019,209
                                   ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                 $ 1,339,234    $   911,166    $   494,476
  Accounts payable - related parties    18,531          7,373          8,981
  Employee compensation and
    related expenses                   236,058        258,015        160,180
  Taxes other than payroll and income  152,517        127,561        140,249
  Income taxes payable                       0              0        157,323
  Dividends payable                          0        544,134              0
  Interest payable                       7,616          2,959              0
  Deposits and other unearned income 2,353,322      2,985,080        244,543
  Other current liabilities              1,740          2,248          2,379
                                   -----------    -----------    -----------

TOTAL CURRENT LIABILITIES            4,109,018      4,838,536      1,208,131
LONG-TERM DEBT                       5,814,192      1,884,651      2,644,050
DEFERRED INCOME TAXES                1,343,227      1,379,508      1,343,227
                                   -----------    -----------    -----------

TOTAL LIABILITIES                   11,266,437      8,102,695      5,195,408
                                   -----------    -----------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock (950 shares
    authorized; $100 par value
    4% cumulative; 245, 245 &
    245 outstanding)                    24,500         24,500         24,500
  Common stock (5,000,000 shares
    authorized; no par value;
    1,008,368, 969,918 & 1,008,368
    outstanding)                     4,099,174      3,560,874      4,099,174
  Additional paid-in capital            20,519         20,519         20,519
  Retained earnings                  3,705,273      3,499,050      4,679,608
                                   -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY           7,849,466      7,104,943      8,823,801
                                   -----------    -----------    -----------


TOTAL LIABILITIES AND EQUITY       $19,115,903    $15,207,638    $14,019,209
                                   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Second Quarter              Year To Date
                                      --------------              ------------

                                   9/14/97      9/16/96       6/1/97     6/1/96
                                      to           to           to         to
                                   12/7/97      12/8/96      12/7/97    12/8/96
                                ----------  -----------   ----------  ---------

REVENUE
  Lifts                         $  308,354  $   419,940   $  546,451  $ 641,501
  Food, beverage and retail         68,443      106,749      413,172    522,924
  Equipment rental and repair       16,015       22,817       29,610     29,637
  Lodging                           10,499       12,793       62,711     75,330
  Lease, management and other fees  91,418       69,924      225,646    218,657
  Lease, management and other fees
    - related parties               14,182       52,655       40,636    108,174
  Real estate sales                      0      332,000      582,792    332,000
                               -----------  -----------   ----------  ---------

TOTAL REVENUE                      508,911    1,016,878    1,901,018    928,223
                               -----------  -----------   ----------  ---------


COSTS AND EXPENSE
  Direct expenses - lifts          340,647      424,905      595,380    685,116
  Cost of food, beverage & retail   21,329       45,777      154,286    201,591
  Cost of real estate sales              0      123,558      137,116    123,558
  Payroll and related expenses     463,615      479,176    1,033,552  1,031,885
  Direct expenses                  215,229      198,990      497,013    462,567
  Direct expenses - related party        0       25,524            0     25,524
  Marketing                        191,303      174,208      418,887    294,863
  Marketing - related party          3,788            0        3,788          0
  Depreciation and amortization     15,441       12,095       30,989     27,495
  General and administrative       225,327      187,311      449,891    436,398
  General and administrative
    - related party                  2,913        2,286        5,424     19,330
                               -----------  -----------   ----------  ---------

TOTAL COSTS AND EXPENSES         1,479,592    1,673,830    3,326,326  3,308,327
                               -----------  -----------   ----------  ---------


OPERATING (LOSS)                  (970,681)    (656,952)  (1,425,308)(1,380,104)
                               -----------  -----------   ----------  ---------


OTHER INCOME (EXPENSE)
  Interest income                        0        2,199        1,246      3,446
  Interest expense                 (82,650)     (52,963)    (144,360)  (121,667)
  (Loss) on disposal of assets      (8,391)      (2,353)      (8,391)    (7,125)
  Other (Expense)                  (48,254)        (379)     (48,088)   (77,801)
                               -----------  -----------   ---------- ----------

TOTAL OTHER INCOME (EXPENSE)      (139,295)     (53,496)    (199,593)  (203,147)
                               -----------  -----------   ---------- ----------


(LOSS) BEFORE INCOME TAXES      (1,109,976)    (710,448)  (1,624,901)(1,583,251)
  (Recovery of) income taxes      (447,547)    (284,202)    (650,566)  (633,323)
                               -----------  -----------   ---------- ----------

NET (LOSS)                     $  (662,429) $  (426,246)  $ (974,335) $(949,928)
                               ===========  ===========   ==========  =========

(LOSS) PER COMMON SHARE        $     (0.66) $     (0.42)* $    (0.97) $  (0.94)*
                               ===========  ===========   ==========  ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    1,008,368    1,008,368*   1,008,368  1,008,368*
                               ===========  ===========   ==========  =========


*Restated to retroactively reflect a 4% stock dividend effective December 27, 1996.
   The accompanying notes are an integral part of these financial statements.

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        For the Period
                                                   ------------------------

                                                      6/1/97         6/1/96
                                                        to             to
                                                     12/7/97        12/8/96
                                                   -----------    -----------


NET CASH (USED IN) OPERATING ACTIVITIES:           $    57,905    $  (164,312)
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to affiliates                                     0        (15,750)
  Purchase of certificates of deposit                 (249,000)             0
  Proceeds from sale of assets                           1,324         10,037
  Property and equipment acquisitions               (2,808,571)      (512,819)
                                                   -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES             (3,056,247)      (518,532)
                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver          5,152,691      2,720,838
  Principal payments on long-term revolver          (1,982,549)    (1,813,430)
                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            3,170,142        907,408
                                                   -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                     171,800        224,564

Cash and cash equivalents at beginning of period       122,322         87,424
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   294,122    $   311,988
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)           $   136,166    $   161,286
  Income taxes (net of refunds)                    $   157,532    $  (128,948)

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

Certain amounts in the December 8, 1996 financial statements have been reclassified to conform with the December 7, 1997 presentation.

NOTE 2 - May 31, 1997

The balance sheet at May 31, 1997 has been condensed from the audited financial statements at that date.

NOTE 3 - (LOSS) PER COMMON SHARE

(Loss) per common share is based on net income (loss) after deducting dividends paid on preferred stock of $0 and $0 for the quarters ended December 7, 1997 and December 8, 1996, respectively. The weighted average number of shares outstanding were 1,008,368 and 1,008,368 for the quarters ended December 7, 1997 and December 8, 1996, respectively.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended December 7, 1997 and December 8, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

During the quarter ended December 7, 1997 the Company settled its unrelated lawsuits filed by individuals who were seeking damages for alleged personal injuries resulting from accidents occurring on the Company's property. The amounts of the settlements have been charged to General & Administrative expenses in the quarter ended December 7, 1997.

During the quarter ended December 7, 1997, the Company received a final determination from the U.S. Forest Service (USFS) regarding the USFS's audit of the Company's records for the fees paid to the USFS for fiscal years 1992, 1993, 1994 and 1995. The amount of the final determination was $34,891 and was charged to Direct Expenses - Lifts in the quarter ended December 7, 1997.

NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for an $8,750,000 revolving, reducing line of credit which matures on June 1, 2007. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $650,000. At December 7, 1997 $2,935,808 was unused of the $8,750,000 available under the instrument. At December 8, 1996 $4,615,349 was unused of the $6,500,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION
The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 1997 and 1996 is summarized as follows:

                                      Ski Area     Real Estate    Consolidated
                                    -----------   ------------    ------------

Quarter Ended 12/7/97
  Net sales                         $   505,411   $      3,500    $   508,911
  Operating (loss)                  $  (931,001)  $    (39,679)   $  (970,680)
  Depreciation and amortization     $    11,010   $      4,431    $    15,441
  Identifiable assets               $16,145,299   $  2,970,605    $19,115,904
  Capital expenditures              $   912,403   $          0    $   912,403

Quarter Ended 12/8/96
  Net sales                         $   684,879    $   332,000    $ 1,016,879
  Operating income (loss)           $  (836,800)   $   179,848    $  (656,952)
  Depreciation and amortization     $     7,664    $     4,431    $    12,095
  Identifiable assets               $13,585,513    $ 1,622,126    $15,207,639
  Capital expenditures              $   353,212    $         0    $   353,212

6/1/97 to 12/7/97
  Net sales                         $ 1,312,725    $   588,292    $ 1,901,017
  Operating (loss)                  $(1,778,051)   $   352,742    $(1,425,309)
  Depreciation and amortization     $    20,650    $    10,339    $    30,989
  Identifiable assets               $16,145,299    $ 2,970,605    $19,115,904
  Capital expenditures              $ 2,808,571    $         0    $ 2,808,571

6/1/96 to 12/8/96
  Net sales                         $ 1,596,224    $   332,000    $ 1,928,224
  Operating income (loss)           $(1,517,945)   $   137,841    $(1,380,104)
  Depreciation and amortization     $    17,764    $     9,731    $    27,495
  Identifiable assets               $13,585,513    $ 1,622,126    $15,207,639
  Capital expenditures              $   512,819    $         0    $   512,819


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                   For the         For the
                                                   Period          Period
                                                   6/1/97          6/1/96
                                                     to              to
                                                   12/7/97         12/8/96
                                                 -----------     ----------

Gross Revenues                                   $ 1,901,018     $ 1,928,228

Net (Loss)                                       $  (974,335)    $  (949,928)

(Loss) Per Common Share                          $     (0.97)    $     (0.94)*

Total Assets                                     $19,115,908     $15,207,637

Long-Term Debt less current portion              $ 5,814,192     $ 1,884,651

*Restated to retroactively reflect a 4% stock dividend effective December 27,
1996

RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

Revenues
--------
Revenues for the second quarter ending December 7, 1997 were $508,911, a decline of $507,967 or 50% over the same quarter of the prior year. The decline is due primarily to a lack of real estate sales coupled with a slow start to the beginning of the Company's winter season. The Company does not expect the absence of real estate sales to continue into the future and feels the lack of real estate sales in this quarter to be highly unusual. Although the second quarter incorporates only 10 days of winter season operation, the lack of comprehensive snow coverage allowed for a limited opening at the beginning of the season. Consequently, all revenue components of the ski area business segment experienced a decline from the prior year's quarter.

Year to date revenues declined only 1% or $27,207 from the prior year. Lower ski area segment revenues were offset by a $250,792 or 76% increase in real estate sales from the prior year.

Operating Expenses
------------------


Operating costs and expenses declined in the second quarter. This decrease was primarily due to the lack of real estate sales in the second quarter. The Company is continuing efforts to reduce operating costs and will continue to do so in the future.

Other Expenses
--------------


Interest expense for the quarter ended December 7, 1997 was $82,650, an increase of $29,687 or 56% higher than the second quarter last year. Interest expense rose by $22,693 or 19% over the first two quarters versus the same quarters of the prior year. These increases are due to higher interest rates and higher levels of borrowing on the Company's line of credit due to the Company's large capital expansion program during the first two quarters of the current fiscal year. The year to date interest expense of $144,360 for fiscal 1998 and $121,667 for fiscal 1997 is net of construction period interest of $19,323 and $2,103 in the respective periods.

The second quarter net loss of $662,429 was $236,183 or 55% more than the same quarter last year. The year to date net loss of $974,335 was $24,407 or 3% more than during the same time period last year.

A loss for this interim period an any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually, bear little comparative value.


LIQUIDITY AND CAPITAL RESOURCES

Working capital of $(1,934,738) at the end of the second quarter of fiscal 1998 increased from working capital of $(2,836,442) at December 6, 1996. The increase was primarily due to lower deferred lift revenue and no stock dividend payable at December 7, 1997. The decrease in deferred lift revenue was due to lower pre-season lift ticket sales. The Company has not declared any type of dividend in fiscal 1998.

Notes receivable at December 8, 1997 were $14,050 compared to $142,202 at the end of the second quarter in the prior year. This decrease is due primarily to the acceptance of a short-term promissory note as part of a real estate sale in the prior year.
Total liabilities of $11,266,437 represents 144% of stockholders' equity at December 7, 1997, up from $8,102,694 or 114% of stockholders' equity at December 6, 1996.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a revolving, reducing credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.75 million agreement reduces available capacity by $650,000 each June 1. At December 7, 1997, there was $5,814,192 borrowed with $2,935,808 of additional unused capacity of the $8,750,000 available at that date.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.


Item 5.     Other Information

          None

Item 6.     Exhibits and Reports on Form 8-K

          a.   Exhibits

                  None

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 7, 1997.

          c.   Financial Data Schedule

                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Winter Sports, Inc.
                                                    -------------------

                                                       (Registrant)
Date:  January 21, 1998                    /s/Michael J. Collins
-----------------------                    --------------------------------

                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  January 21, 1998                    /s/Joann M. Gould
-----------------------                    --------------------------------

                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  January 21, 1998                    /s/Thomas E. Cullen
-----------------------                    --------------------------------

                                           Thomas E. Cullen
                                           Treasurer