Form 10QSB
period 1998-03-01
WINTER SPORTS INC /NEW
filed 1998-04-15
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT  OF 1934

         For the quarterly period ended March 1, 1998

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

         For the transition period from             to
                                        -----------   -----------

Commission File No. 0-15030


                              WINTER SPORTS, INC.
       (Exact name of small business issuer as specified in its charter)


        Montana                                         81-0221770
------------------------                        ----------------------

(State of Incorporation)                      (I.R.S. Employer I.D. No.)

                    P.O. Box 1400, Whitefish, Montana  59937
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


As of April 15, 1998 the number of shares outstanding of the issuer's common stock, no par value, was 1,008,368.

Transition Small Business Disclosure Format  Yes      No  x
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                      Page No.

PART I.FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
           At:
             March 1, 1998
             March 2, 1997
             May 31, 1997

         Condensed Consolidated Statements of Operations
           For The Periods:
             December 8, 1997 - March 1, 1998
             December 9, 1996 - March 2, 1997
             June 1, 1997 - March 1, 1998
             June 1, 1996 - March 2, 1997

         Condensed Consolidated Statements of Cash Flows
           For The Periods:
             June 1, 1997 - March 1, 1998
             June 1, 1996 - March 2, 1997

         Notes to Condensed Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

               Signatures

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                       March 1,       March 2,       May 31,
                                         1998           1997          1997
               ASSETS                (Unaudited)    (Unaudited)     (Note 2)
               ------               ------------   ------------   --------------

CURRENT ASSETS
  Cash and cash equivalents         $   320,471    $   201,014    $   122,322
  Certificates of deposit               249,000              0              0
  Receivables (Net of reserve for       120,986        436,227        111,650
    bad debts of $69,500, $10,488
    and $41,982 respectively)
  Receivables - related parties           2,465         18,803         20,529
  Income tax refund receivable            8,121              0              0
  Current deferred tax asset             55,020         38,042         55,020
  Inventories                           529,561        509,102        409,916
  Prepaid expenses                      212,616        208,725        162,323
                                    -----------    -----------    -----------

TOTAL CURRENT ASSETS                  1,498,240      1,411,913        881,760
                                    -----------    -----------    -----------


PROPERTY AND EQUIPMENT
  Property and equipment, at cost    18,911,020     18,462,575     18,908,457
    Accumulated depreciation        (10,446,376)    (9,408,303)    (9,750,111)
                                    -----------    -----------    -----------

                                      8,464,644      9,054,272      9,158,436
  Construction in progress            5,568,378      1,733,556      1,460,769
  Land and development costs          2,102,535      2,206,240      2,213,523
                                    -----------    -----------    -----------

NET PROPERTY AND EQUIPMENT           16,135,557     12,994,068     12,832,638
                                    -----------    -----------    -----------


OTHER ASSETS                            288,777        339,859        304,811
                                    -----------    -----------    -----------


TOTAL ASSETS                        $17,922,574    $14,745,840    $14,019,209
                                    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                  $   721,994    $   848,959    $   494,476
  Accounts payable - related parties     63,892         48,483          8,981
  Employee compensation and             340,193        336,554        160,180
    related expenses
  Taxes other than payroll and income   220,780        189,328        140,249
  Income taxes payable                        0        169,422        157,323
  Interest payable                            0              0              0
  Deposits and other unearned income  1,164,408      1,052,086        244,543
  Other current liabilities               2,582          2,382          2,379
                                    -----------    -----------    -----------

TOTAL CURRENT LIABILITIES             2,513,849      2,647,214      1,208,131

LONG-TERM DEBT                        5,252,602      1,869,861      2,644,050
DEFERRED INCOME TAXES                 1,343,227      1,379,508      1,343,227
                                    -----------    -----------    -----------

TOTAL LIABILITIES                     9,109,678      5,896,583      5,195,408
                                    -----------    -----------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock (950 shares            24,500         24,500         24,500
    authorized; $100 par value;
    4% cumulative; 245, 245 &
    245 outstanding)
  Common stock (5,000,000 shares      4,099,174      4,099,174      4,099,174
    authorized; no par value;
    1,008,368, 1,008,368 & 1,008,368
    outstanding)
  Additional paid-in capital             20,519         20,519         20,519
  Retained earnings                   4,668,703      4,705,064      4,679,608
                                    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY            8,812,896      8,849,257      8,823,801
                                    -----------    -----------    -----------


TOTAL LIABILITIES AND EQUITY        $17,922,574    $14,745,840    $14,019,209
                                    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial stateme

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Third Quarter            Year To Date
                                    -------------            ------------

                                 12/8/97     12/9/96      6/1/97      6/1/96
                                   to          to          to          to
                                  3/1/98      3/2/97      3/1/98      3/2/97
                               ----------- ----------- ----------- -------------

REVENUE
  Lifts                        $ 2,961,929 $ 3,257,827 $ 3,508,380 $ 3,899,328
  Food, beverage and retail        869,997   1,046,928   1,283,169   1,569,853
  Equipment rental and repair      356,224     331,312     385,834     360,949
  Lodging                           86,827      96,517     149,538     171,847
  Lease, management and other fees 701,414     645,787     927,059     864,444
  Lease, management and other fees
    - related parties               37,528      17,873      78,165     126,046
  Real estate sales - net          335,000     378,000     917,792     710,000
                               ----------- ----------- ----------- -----------

TOTAL REVENUE                    5,348,919   5,774,244   7,249,937   7,702,467
                               ----------- ----------- ----------- -----------


COSTS AND EXPENSE
  Direct expenses - lifts          615,357     617,044   1,210,738  1,302,160
  Depreciation - lifts             401,665     342,973     401,665    342,973
  Cost of food, beverage & retail  332,955     419,233     487,241    620,825
  Cost of real estate sales        116,565     132,527     253,681    256,085
  Payroll and related expenses     981,187   1,047,703   2,014,739  2,079,589
  Direct expenses                  347,829     389,509     844,842    852,076
  Direct expenses - related party   39,605      15,889      39,605     41,412
  Marketing                        277,380     250,095     696,067    544,958
  Marketing - related party              0           0       3,988          0
  Depreciation and amortization    293,814     321,118     324,803    348,613
  General and administrative       237,016     192,217     686,907    628,616
  General and administrative
    - related party                  8,273      15,187      13,696     34,514
                               ----------- ----------- ----------- ----------

TOTAL COSTS AND EXPENSES         3,651,646   3,743,495   6,977,972  7,051,821
                               ----------- ----------- ----------- ----------


OPERATING INCOME                 1,697,273   2,030,749     271,965    650,646
                               ----------- ----------- ----------- ----------


OTHER INCOME (EXPENSE)
  Interest income                        0       1,114       1,226      4,559
  Interest expense                 (97,004)    (27,336)   (241,343)  (149,003)
  Gain (loss) on disposal of assets  6,215           0      (2,176)    (7,125)
  Other (Expense)                      242       4,232     (47,847)   (73,570)
                               -----------  ---------- ----------- ----------

TOTAL OTHER INCOME (EXPENSE)       (90,547)    (21,990)   (290,140)  (225,139)
                               -----------  ---------- ----------- ----------


INCOME BEFORE INCOME TAXES       1,606,726   2,008,759     (18,175)   425,507
  Provision for income taxes       643,296     802,745      (7,270)   169,421
                               ----------- ----------- ----------- ----------

NET INCOME                     $   963,430 $ 1,206,014 $   (10,905)$  256,086
                               =========== =========== =========== ==========

INCOME (LOSS) PER COMMON SHARE $      0.96 $      1.20 $     (0.01)$     0.25
                               =========== =========== =========== ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING                      1,008,368   1,008,368   1,008,368  1,008,368
                               =========== =========== =========== =======


   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                         For the Period
                                                         --------------

                                                      6/1/97         6/1/96
                                                        to             to
                                                      3/1/98         3/2/97
                                                   -----------    --------------


NET CASH PROVIDED BY OPERATING ACTIVITIES          $   642,952    $ 2,295,925
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of certificates of deposit                 (249,000)             0
  Advances to affiliates                                     0        (37,250)
  Payments from affiliates                                   0         34,000
  Purchase of marketable securities                          0         (1,184)
  Proceeds from sale of assets                          18,324         10,037
  Property and equipment acquisitions               (2,822,679)    (1,259,906)
                                                   -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES             (3,053,355)    (1,254,303)
                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver          7,078,132      4,223,320
  Principal payments on long-term revolver          (4,469,580)    (5,145,518)
  Payment of dividends                                       0         (5,834)
                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            2,608,552       (928,032)
                                                   -----------    -----------


Net increase (decrease) in cash and                    198,149        113,590
  cash equivalents

Cash and cash equivalents at beginning of period       122,322         87,424
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   320,471    $   201,014
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)           $   241,597   $   191,581
  Income taxes (net of refunds)                    $   157,832   $  (128,948)

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

Certain amounts in the March 2, 1997 financial statements have been reclassified to conform with the March 1, 1998 presentation.

NOTE 2 - May 31, 1997

The balance sheet at May 31, 1997 has been condensed from the audited financial statements at that date.

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based on net income after deducting dividends paid on preferred stock of $0 and $980 for the quarters ended March 1, 1998 and March 2, 1997 respectively. The weighted average number of shares outstanding were 1,008,368 and 1,008,368 for the quarters ended March 1, 1998 and March 2, 1997, respectively.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended March 1, 1998 and March 2, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

During the second quarter ended December 7, 1997 the Company settled its unrelated lawsuits filed by individuals who were seeking damages for alleged personal injuries resulting from accidents occurring on the Company's property. The amounts of the settlements have been charged to General & Administrative expenses in the second quarter ended December 7, 1997.

During the second quarter ended December 7, 1997, the Company received a final determination from the U.S. Forest Service (USFS) regarding the USFS's audit of the Company's records for the fees paid to the USFS for fiscal years 1992, 1993, 1994 and 1995. The amount of the final determination was $34,891 and was charged to Direct Expenses - Lifts in the second quarter ended December 7, 1997.

NOTE 6 - NOTE PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for an $8,750,000 revolving, reducing line of credit which matures on June 1, 2007. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $650,000. At March 1, 1998 $3,497,398 was unused of the $8,750,000 available under the instrument. At March 2,1997 $4,515,311 was unused of the $6,500,000 available under the instrument. The loan bears interest at or below the institutions' prime rate.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first three quarters of 1998 and 1997 is summarized as follows:

                                      Ski Area     Real Estate    Consolidated
                                    -----------   ------------    ------------

Third Quarter
-------------

Quarter Ended 3/1/98
  Net sales                         $ 5,009,919    $   339,000    $ 5,348,919
  Operating income                  $ 1,532,860    $   164,413    $ 1,697,273
  Depreciation and amortization     $   691,666    $     3,813    $   695,479
  Identifiable assets               $12,488,858    $ 2,256,982    $17,922,574
  Capital expenditures              $    14,108    $         0    $    14,108

Quarter Ended 3/2/97
  Net sales                         $ 5,394,744    $   379,500    $ 5,774,244
  Operating income                  $ 1,828,833    $   201,916    $ 2,030,749
  Depreciation and amortization     $   659,660    $     4,431    $   664,091
  Identifiable assets               $12,488,858    $ 2,256,982    $14,745,840
  Capital expenditures              $   747,087    $         0    $   747,087

Year to Date
------------

6/1/97 to 3/1/98
  Net sales                         $ 6,328,145    $   921,792    $ 7,249,937
  Operating income (loss)           $  (242,691)   $   514,656    $   271,965
  Depreciation and amortization     $   712,316    $    14,152    $   726,468
  Identifiable assets               $12,488,858    $ 2,256,982    $17,922,574
  Capital expenditures              $ 2,822,679    $        0     $ 2,822,679

6/1/96 to 3/2/97
  Net sales                         $ 6,987,467    $   715,000    $ 7,702,467
  Operating income                  $   309,794    $   340,852    $   650,646
  Depreciation and amortization     $   677,424    $    14,162    $   691,586
  Identifiable assets               $12,488,858    $ 2,256,982    $14,745,840
  Capital expenditures              $ 1,259,906    $        0     $ 1,259,906

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                   For the         For the
                                                    Period          Period
                                                    6/1/97          6/1/96
                                                      to              to
                                                    3/1/98          3/2/97
                                                 -----------     ----------

Gross Revenues                                   $ 7,249,937     $ 7,702,467

Net Income (Loss)                                $   (10,905)    $   256,086

Income (Loss) Per Common Share                   $     (0.01)    $      0.25

Total Assets                                     $17,922,574     $14,745,840

Long-Term Debt less current portion              $ 5,252,602     $ 1,869,861


RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues
--------

Total revenues for the third quarter were $5,348,919, a decrease of $425,325 (7%) from the same quarter of the prior year. The decrease was due to lower lift, food, beverage and retail revenue. Guest visits declined significantly from the same quarter in the prior year. Total revenues year to date were off 6% or $452,530 from last year, despite a 29% increase in year to date real estate sales. For the year, lift, food, beverage and retail revenue were off by $677,632 from the prior year.

Operating Expenses
------------------


Total operating expenses decreased by $91,847 (2%) from the same quarter of the previous year. This decrease was attributable to the decrease in the sales of food, beverage and retail during the same period. Year to date operating expenses have decreased 1% or $73,850. Depreciation - lifts has increased by $58,692 due to the upgrade of a fixed grip chairlift to a detachable chairlift and the installation of a chairlift into the Hellroaring Basin. Marketing expenses have increased by 28% (155,097) as the Company expanded its efforts to gain an increased share in its four major markets. The Company intends to continue to expand its presence in these markets in the future. General and administrative expenses have increased by $58,291 due to a charge for a receivable determined to be doubtful as to future collection.

Other Expenses
--------------


Interest expense for the quarter ended March 1, 1998 was $96,984, an increase of $69,647 or 255% higher than the third quarter of last year. Interest expense rose by $92,340 or 62% over the first three quarters of the current fiscal year. These increases were due to higher levels of interest bearing debt for the third quarter and the first three quarters of the year. The year to date interest expense of $241,343 for fiscal 1998 and $149,003 for fiscal 1997 is net of capitalized construction period interest of $19,499 and $6,329 in the respective periods.

The net income for the third quarter of the current year of $963,430 was $242,586 or 20% less than during the same time period last year. The year to date net loss of $10,905 was $266,990 less than the prior year's net income of $256,085.

The Company's main periods of business occur in its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company's business, results in any one quarter are not necessarily indicative of the results for the entire year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter of 1998 was $(1,015,609). This represents an increase of $219,691 from the end of the same quarter last year. The increase is primarily due to lower accounts payable and income taxes payable at the end of the third quarter of the current year.

Total liabilities of $9,109,678 represent 103% of stockholders' equity at March 1, 1998 compared to $5,896,582 or 67% of stockholders' equity at March 2, 1997.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement which provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $8.75 million agreement reduces available capacity by $650,000 each June 1. At March 1, 1998, there was $5,252,602 outstanding on the line of credit. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

            Reference is made to Note 5 to the Condensed Consolidated Financial Statements of this Form 10-QSB, which is incorporated herein by reference.


Item 5.     Other Information



Item 6.     Exhibits and Reports on Form 8-K

          a.   Exhibits

               10.6 Employment agreement between Michele Reese and Winter Sports, Inc. as of December 22, 1997

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 1, 1998.

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




Date:  April 15, 1998                      /s/Michael J. Collins
-----------------------                    --------------------------------

                                           Michael J. Collins
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  April 15, 1998                      /s/Joann M. Gould
-----------------------                    --------------------------------

                                           Joann M. Gould
                                           Controller & Assistant Secretary
                                           (Principal Accounting Officer)


Date:  April 15, 1998                      /s/Thomas E. Cullen
-----------------------                    --------------------------------

                                           Thomas E. Cullen
                                           Treasurer
                                           (Principal Financial Officer)