Form 10KSB
period 1998-05-31
WINTER SPORTS INC /NEW
filed 1998-08-28
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended May 31, 1998, or

[   ]     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the transition period from              to
                                        -------------   -------------

Commission File No. 0-15030

                              WINTER SPORTS, INC.
                              -------------------

             (Exact name of registrant as specified in its charter)

         Montana                                  81-0221770
         -------                                  ----------

(State of Incorporation)                  (I.R.S. Employer I.D. No.)

                  P. O. Box 1400, Whitefish, Montana    59937
                  -------------------------------------------


Registrant's telephone number, including area code  (406) 862-1900

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

Registrant's revenues in its most recent fiscal year were $9,256,598.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1998 was $7,545,380. As of August 15, 1998, the number of shares outstanding of the registrant's common stock, no par value, was 1,008,368.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


Location in Form 10-KSB      Incorporated Document
-----------------------      ---------------------


Part III, Item 9, Item 10    Proxy Statement dated September 15, 1998 to be Item
11, Item 12                  filed with the Securities and Exchange Commission
                             for the annual meeting of shareholders to be held on October 13, 1998.

Total number of pages, including cover page          Exhibit Index - page

                              WINTER SPORTS, INC.

                                  Form 10-KSB

                               Table of Contents
                               -----------------


                                                                         Page
                                                                         ----


Part I
------


Item  1 - Business.........................................................

Item  2 - Properties ......................................................

Item  3 - Legal Proceedings ...............................................

Item  4 - Submission of Matters to a Vote of Security Holders .............

Part II
-------


Item  5 - Market for Common Stock and Related Stockholder Matters .........

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................

Item  7 - Financial Statements ............................................

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................

Part III
--------


Item  9 - Directors and Executive Officers of the Registrant ..............

Item 10 - Executive Compensation ..........................................

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management ......................................................

Item 12 - Certain Relationships and Related Transactions ..................

Part IV
-------


Item 13 - Exhibits and Reports on Form 8-K ................................

          Exhibit Index ...................................................

          Exhibits ........................................................

Signatures ................................................................




                                     Part I
                                     ------


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

The ski facilities include eight chairlifts, a T-bar lift and a platter lift, which service approximately 35 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Moguls Bar & Grille (food and beverage), the Alpine Lodge (cafeteria), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (food, beverage and retail) located at the summit of the mountain and the Outpost (cafeteria, ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires, four food and beverage operations, a day-care center, a photography shop, a snowmobile operation and a sleigh ride, wagon ride and summer horse back riding operation. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 40.97%, 40.97% and 42.29% of total revenues in 1997/98, 1996/97 and 1995/96, respectively. The Company has an all beverage liquor license and is designated as a `resort area'' for the issuance of additional resort retail liquor licenses.

During the 1992 fiscal year, twenty two condominiums located in the base area were purchased for resale to third parties. At May 31, 1998, only one condominium unit remains and the Company intends to retain ownership in that unit for the foreseeable future. Also in 1992, the Company began developing approximately seven percent of its fee simple land into single-family home lots and townhome lots, for the purpose of sale to interested parties. Sales of single-family and townhome lots began in 1993 when plat approval was received. The Company has developed 56 townhome lots and 71 single-family lots in four phases to date. In addition, four townhome units were constructed and sold by the Company. At May 31, 1998, 20 single-family lots remain available for sale.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company's facilities are operated seven days a week. During the past 50 years, The Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

The Company also operates on a limited basis from late May through mid-October. This operation consists of a chairlift/gondola ride to the summit for sightseeing, hiking and limited food, beverage, rental and retail, hotel and recreational facilities.

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

Located at or near the base area and on the access road to The Big Mountain are privately owned condominium developments and a number of private homes, many of which are available for public rental. Other accommodations are available in the Flathead Valley. The ski area is served by an all weather secondary highway.

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

The land occupied by the mountain top restaurant (Summit House) and the Company's lift sites is subject to a 30-year term, special-use permit from the Forest Service expiring December 31, 2015, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.58% of applicable revenues. Payments for fiscal year 1998 were $130,998. Payments in 1997 and 1996 were $104,375 and $133,650, respectively.

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

During 1997-98 the Company replaced Chair 7, a fixed-grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed that will transport guests to the top of the Company's tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year the Company began construction of a 52,000 square foot mixed use condominium project at the entrance of the Company's core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners' lounge and lobby, and 6 retail or commercial condominium units. The project is expected to be completed in the second quarter of fiscal year 1998-99.

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

The lengths and capacities of the Company's ski lifts are as follows:

Lifts               Type          Number *    Vertical Rise      Rides/Hour
-----               ----          --------    -------------      ----------


Glacier Chaser    Quad Chair       #1          2,088 ft.              2,400
Swift Creek       Double Chair     #2          1,116 ft.                950
Tenderfoot        Triple Chair     #3            434 ft.              1,070
Great Northern    Triple Chair     #4          1,360 ft.              1,575
Glacier View      Triple Chair     #5            840 ft.              1,800
Village Lift      Quad Chair       #6            280 ft.              1,500
Big Creek Express Quad Chair       #7          1,216 ft.              1,800
Hellroaring       Triple Chair     #11         1,281 ft.              1,800
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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.


                                    Part II
                                    -------


Item 5.  Market for Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol `WSKI''.

The following table sets forth the range of quarterly high and low bid quotations for the Company's common stock for the last two fiscal years. High and low bid quotations have been supplied by D. A. Davidson & Co., Inc., a registered broker-dealer. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                   1998              1997
                                   ----              ----

          Quarter             High      Low     High      Low
          -------             ----      ---     ----      ---


          1st               12.750   10.750   13.703   13.469
          2nd               14.750   10.750   13.703   13.469
          3rd               17.880   10.380   14.250   10.500
          4th               13.500   10.000   10.750   10.750

No cash dividends have been paid on the Company's common stock since 1984. On August 25, 1989, August 31, 1990, August 19, 1991, November 10, 1992, November 12, 1993, November 22, 1994, November 29, 1995 and December 27, 1996, 4% common stock dividends were paid, with fractional shares paid in cash.

The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America National Trust and Savings Association, doing business as Seafirst Bank and the Company. These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Bank.

The Company's Bylaws authorize the Board of Directors to declare dividends on common or preferred stock out of unreserved and unrestricted earned surplus or out of unreserved and unrestricted net earnings of the current and preceding fiscal years, taken as a single period. Cumulative dividends, in the amount of $4 per share per year, must be paid on preferred stock prior to the payment of cash dividends on the common stock. As of May 31, 1998, the Company redeemed and retired all 245 shares of the outstanding preferred stock along with the accumulated dividends.

The approximate number of shareholders of record for the Company's common stock as of August 15, 1998 was 768.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues

Revenues declined by $893,926 or 9%. Although real estate sales increased by $195,584 from the prior year, a lack of adequate snowfall at the beginning of the ski season resulted in a decline in skier visits for the year. Lift revenue was off by 12% ($611,819) from the prior year while food, beverage and retail revenue decreased by 21% ($423,364). Despite the decline in skier visits, equipment rental and repair managed to increase by 2% or $10,003. The Company attributes the increase to the installation of the tubing hill lift, the increase in mountain bike rentals and the continuing demand for rental snowboards and parabolic or shaped skis as more and more guests try these activities for the first time.

Skier visits decreased by 62,810 (23%) in 1998 due primarily to a lack of adequate snowfall at the beginning of the ski season and a decline in sales of the Company's discounted pre-season vouchers. Sales of the pre-season vouchers decreased by 62% (62,282) from the prior year as the price was increased from $23 to $28 (22%). The Company experienced weak demand from its Canadian markets as the Canadian dollar continued to weaken throughout the Company's fiscal year. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company's four major markets are: the Pacific Northwest, Western Canada, the Midwest and the local drive market. The Company plans to continue to expand its marketing programs in all of its markets. The Company will be focusing more of its marketing efforts on the travel trade industry.

In 1997, the Company experienced an increase in revenue of $640,696 (7%). Real estate sales accounted for a major portion of the increase. Revenue from equipment rental and repair increased by $85,244 (20%).

Operating Expenses

Operating costs and expenses decreased by 0.5% or $50,608. Increases in Marketing, Depreciation - Lifts and Cost of Real Estate Sales were, in essence, offset by decreases in Direct Expenses - Lifts, Payroll and Related Expenses, and the Cost of Food, Beverage and Retail. The increase in marketing costs are part of a continuing plan to recapture the Company's share of the Canadian market as well as expand its share of the domestic market. The Company anticipates that it will further increase its expenditures for Marketing into the next fiscal year. Depreciation - Lifts increased due to the installation of a $2,400,000 high-speed, quad chairlift. The Cost of Real Estate Sales increased in proportion to the increase in Real Estate Sales. Due to the decline in skier visits from the prior year both the Cost of Food, Beverage and Retail and Direct Expenses - Lifts declined from the prior year.

In 1997, overall costs and expenses increased by $343,602 (4%) due to a $187,994 increase in the cost of real estate sales. The record level of snowfall allowed the Company to open 100% of its facilities as scheduled and remain open for one extra week at the end of the season. This resulted in an increase in Direct Expenses - Lifts and Direct Expenses of $71,645 (4%) and $60,477 (6%), respectively. In Marketing, the Company increased not only the size of it's Marketing staff but the amount of the Marketing expenditures with the goal of capturing more group business at the resort and growing it's share of the Company's four major markets. Marketing costs were $48,198 higher than the previous year. The Company is constantly looking for ways to decrease its costs in all areas of operations while maintaining or increasing the level of customer service and market presence.

Interest Income/Expense and Other Income/Expense

Interest expense increased by $158,376 or 83% from 1997. This increase was due to the higher level of interest bearing debt the Company incurred from its capital projects and the decline in cash flow from operations. During 1998, the Company capitalized interest of $22,628, a $14,898 increase over the prior year.

The Company charged against income $75,739 of Construction in Progress costs that are not expected to be utilized within the foreseeable future.

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


Income Taxes and Net Income

Pre-tax income in 1998 decreased by $941,797 (252%) resulting in a $568,485 pre-tax loss. Income taxes recovered in 1998 amounted to $251,613, a $394,297 decrease from the income taxes provided in 1997. The increase in the effective tax rate was mainly due to an increase in alternative minimum taxes generated by the carryback of net operating losses from the current tax year. Net income
(loss) in 1998 fell to ($316,872) or ($0.32) per common share from $230,630 or $0.23 per common share in 1997.

Income before income taxes in 1997 was $373,313, an 129% increase from 1996.
The provision for income taxes in 1997 was $142,683 compared to $49,677 in 1996. The increase in the effective tax rate was mainly due to a higher Federal statutory rate due to higher levels of taxable income. Net income in 1997 was $230,630 or $0.23 per common share compared to $113,325 or $0.11 per common share for 1996 (restated to recognize a 4% stock dividend issued December 27, 1996).

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of 1998 was $(507,669), a $181,298 decline from ($326,371) at the end of 1997. The decrease in working capital was primarily due to the increase in Accounts Payable related to the construction of the Kintla Lodge. The ratio of current assets to current liabilities at the end of 1998 was .73 to 1, the same ratio as at the end of 1997. Cash flows from operating activities decreased to ($588,638) in 1998 from $1,536,990 in 1997 due primarily to construction of condominium units for resale.

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

Long-term debt at the end of 1998 increased to $6,334,945 from $2,644,050 at the end of 1997 which amounted to 75% of stockholders' equity compared to 30% at the end of 1997.

At the end of 1997, long-term debt was $2,644,050 which represented 30% of stockholders' equity. This represents a 5% decline in long-term debt from the prior year.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for an $8,750,000 revolving, reducing line of credit which matures on June 1, 2007. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $650,000 each June 1st beginning June 1, 1998. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below Seafirst's reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $2,576,120 of unused funds on the Seafirst line of credit at May 31, 1998.

During 1998, the Company obtained a $3.9 million construction line of credit from the Whitefish Credit Union for construction of Kintla Lodge. The construction line of credit matures on September 1, 1999 and bears interest at New York Prime plus .5% or 9% at May 31, 1998. Interest is to be paid monthly and the loan is secured by a first lien on the land, building & equipment known as the Kintla Lodge. The balance outstanding at May 31, 1998 on the construction line of credit was $161,065 with $3,738,935 available for future use.

At May 31, 1997, the Company had standby letters of credit of $114,828 outstanding and had unused funds available of $5,991,122 on the Seafirst line of credit.

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

YEAR 2000

The Company has initiated a company-wide project to assess the potential issues associated with computer programming codes in its existing computer systems with respect to a two-digit value for the year 2000. This project consists of an evaluation of the technology and data used in the Company's internal operations and the creation and delivery of its products and services in order to identify potential year 2000 issues. The project also includes assessing any year 2000 issues that may be caused by the Company's customers and vendors, but there can be no assurance that such third parties will successfully remediate their own year 2000 issues over which the Company has no control. The Company believes that it will complete its assessment as well as implement any necessary programming modifications prior to the commencement of the year 2000 and, assuming that the Company's customers and vendors successfully remediate their own year 2000 issues, the Company believes it will have no material business risk from such year 2000 issues. Management believes that any cost associated with the assessment of year 2000 issues as well as necessary modifications to its systems will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company's control.

Item 7.  Financial Statements

Index to Consolidated Financial Statements                                Page


     Independent Auditors' Report.....................................

     Financial Statements:

       Consolidated Balance Sheets as of May 31, 1998 and 1997........

       Consolidated Statements of Income and Retained Earnings
          for the Years Ended May 31, 1998, 1997 and 1996..............

       Consolidated Statements of Cash Flow
          for the Years Ended May 31, 1998, 1997 and 1996..............

       Notes to Consolidated Financial Statements.....................

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 1998 and 1997, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 1998 and 1997 and the results of operations and cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 7, 1998


                              WINTER SPORTS, INC.
                              -------------------


                          CONSOLIDATED BALANCE SHEETS

                                                               May 31
                                                               ------

                                                       1998              1997
                                                       ----              ----
ASSETS
------


Current Assets
  Cash and cash equivalents                    $    150,005      $    122,322
  Certificates of deposit                           249,000                 0
  Receivables (net of reserve for bad debts
     of $14,690 and $41,982, respectively)           67,197           111,650
  Receivables - related parties                       5,432            20,529
  Income tax refund receivable                      275,615                 0
  Current deferred tax asset                         51,767            55,020
  Inventories                                       405,566           409,916
  Prepaid expenses                                  163,567           162,323
                                               ------------      ------------

Total Current Assets                              1,368,149           881,760
                                               ------------      ------------


Property and Equipment, at Cost                  22,465,183        18,908,457
Accumulated depreciation and amortization       (10,823,047)       (9,750,111)
                                               -------------      ------------

                                                 11,642,136         9,158,346
Construction in progress                          2,645,350         1,460,769
Land and development costs                        2,115,106         2,213,523
                                               ------------      ------------

Net Property and Equipment                       16,402,592        12,832,638
                                               ------------      ------------


Other Assets                                        282,044           304,811
                                               ------------      ------------


TOTAL ASSETS                                   $ 18,052,785      $ 14,019,209
                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                             $  1,044,474      $    494,476
  Accounts payable - related parties                 79,065             8,981
  Employee compensation and related expenses        174,998           160,180
  Taxes other than payroll and income               120,140           140,249
  Income taxes payable                                   50           157,323
  Deposits and other unearned income                451,507           244,543
  Other current liabilities                           5,583             2,379
                                               ------------      ------------

Total current liabilities                         1,875,817         1,208,131
Long-term debt                                    6,334,945         2,644,050
Deferred income taxes                             1,361,554         1,343,227
                                               ------------      ------------

Total Liabilities                                 9,572,316         5,195,408
                                               ------------      ------------


Commitments and contingencies

Stockholders' Equity
  Preferred stock (950 shares of $100 par value
  authorized; 4% cumulative; 0 and 245 shares
    outstanding, respectively)                            0            24,500
  Common stock (5,000,000 shares of no-par value
    authorized; 1,008,368 and 1,008,368 shares
    outstanding in 1998 and 1997, respectively)   4,099,174         4,099,174
  Additional paid-in capital                         20,519            20,519
  Retained earnings                               4,360,776         4,679,608
                                               ------------     -------------

Total stockholders' equity                        8,480,469         8,823,801
                                               ------------     -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 18,052,785     $  14,019,209
                                               ============     =============

   The accompanying notes are an integral part of these financial statements.


                              WINTER SPORTS, INC.
                              -------------------


            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                 Year Ending May 31,
                                           1998         1997          1996
                                           ----         ----          ----

Revenue
  Lifts                               $ 4,662,431   $ 5,274,250   $ 5,219,915
  Food, beverage and retail             1,607,281     2,030,645     1,938,393
  Equipment rental and repair             514,572       504,569       419,325
  Lodging                                 202,199       245,392       247,516
  Lease, management and other fees      1,249,907     1,214,962     1,153,996
  Lease, management and other fees
    - related parties                     102,417       158,498       262,143
  Real estate sales                       917,791       722,208       268,540
                                       ----------    ----------    ----------

Total Revenue                           9,256,598    10,150,524     9,509,828
                                       ----------    ----------    ----------


Operating Expenses
  Direct expenses - lifts               1,629,916     1,701,435     1,629,790
  Depreciation expense - lifts            676,249       560,313       555,748
  Cost of food, beverage and retail       322,730       801,209       805,061
  Cost of real estate sales               590,253       264,639        76,645
  Payroll and related expenses          2,671,283     2,764,999     2,896,111
  Direct expenses                       1,073,999     1,104,010     1,043,533
  Direct expenses - related parties        41,488        53,592        26,451
  Marketing                               950,484       752,514       704,316
  Marketing - related parties               5,867             0             0
  Depreciation and amortization           532,408       528,375       496,180
  General and administrative              891,193       893,477       828,853
  General and administrative -
    related parties                        28,475        40,390        58,663
                                       ----------    ----------    ----------

Total Operating Expenses                9,414,345     9,464,953     9,121,351
                                       ----------    ----------    ----------


Operating Profit (Loss)                  (157,747)      685,571       388,477
                                       -----------   ----------    ----------


Other Income (Expense)
  Interest income                           9,728         4,675         4,528
  Interest expense                       (348,070)     (189,694)     (228,921)
  Other income(expense)                   (72,396)     (127,239)       (1,082)
                                       ----------    ----------    -----------

Total Other Income (Expense)             (410,738)     (312,258)     (225,475)
                                       ----------    ----------    -----------


Income (Loss) before income taxes        (568,485)      373,313       163,002
  Provision for (Recovery of)
  income taxes                           (251,613)      142,683        49,677
                                       ----------    ----------    ----------


Net Income (Loss)                        (316,872)      230,630       113,325

Retained earnings - beginning of year   4,679,608     4,993,112     5,468,524
  Dividends                                (1,960)     (544,134)     (588,737)
                                       ----------    ----------    ----------

Retained earnings - end of year        $4,360,776    $4,679,608    $4,993,112
                                       ==========    ==========    ==========

Net Income (Loss) per common share     $    (0.32)   $     0.23    $   0.11(1)
                                       ===========   ==========    ========


Weighted average shares outstanding     1,008,368     1,008,368   1,008,368(1)

(1)  Restated to reflect stock dividend issued December 27, 1996

   The accompanying notes are an integral part of these financial statements


                              WINTER SPORTS, INC.
                              -------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ending May 31,
                                             1998          1997          1996
                                             ----          ----          ----


Cash flows from operating activities
  Net income (loss)                     $(316,872)    $ 230,630     $ 113,325
                                        ---------     ---------     ---------


Adjustments to reconcile net income
  to cash provided by
  operating activities:
    Depreciation and amortization       1,208,657     1,088,688     1,051,928
    Increase (decrease) in deferred
     income taxes                          23,100       (52,640)       14,519
    Loss on sale or retirement of assets   77,563       136,637         1,122
    Bad debt expense (net of recovery)     72,977        40,767        42,043
    Changes in operating assets
     and liabilities:
       Receivables                         (6,949)      (39,532)      (89,008)
       Refundable income taxes           (275,615)      128,948       (90,286)
       Inventories                          4,350        14,584       (81,446)
       Prepaid expenses                    (1,244)        7,849       (17,944)
       Construction in progress        (1,687,081)     (278,079)      (66,782)
       Land and development costs          98,417       (22,886)       48,638
       Other assets                          (326)       (5,907)      (23,228)
       Accounts payable                   166,781        80,101      (289,620)
       Employee compensation and
         related expenses                  14,818        39,310      (105,731)
       Interest payable                         0       (42,577)       37,540
       Taxes other than payroll and
         income taxes                     (20,109)       (7,755)        1,765
       Income taxes payable              (157,273)      157,323      (108,594)
       Deposits and other
         unearned revenue                 206,964        60,832       115,174
       Other liabilities                    3,204           697          (570)
                                        ---------     ---------     ---------

  Total adjustments                      (271,766)    1,306,360       439,520
                                        ---------     ---------     ---------

Net cash provided by (used in)
operating activities                     (588,638)    1,536,990       552,845
                                        ----------    ---------     ---------


Cash flows from investing activities:
  Proceeds from sale of assets             26,196        12,757        10,065
  Proceeds from redemption of
    certificate of deposit                      0             0        59,170
  Proceeds from sale of
    marketable securities                       0         1,104         1,104
  Purchase of certificate of deposit     (249,000)            0             0
  Purchase of marketable securities             0        (1,184)            0
  Property and equipment acquisitions  (2,825,310)    1,357,925)     (533,484)
                                        ---------                  ----------

Net cash used in investing activities  (3,048,114)   (1,345,248)     (464,249)
                                        ---------     ---------    ----------


Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                     9,338,208     5,648,321     6,809,928
  Principal payments of long-term debt (5,647,313)   (5,796,331)   (7,187,159)
  Loan costs paid on refinance                  0        (3,000)            0
  Redemption of preferred stock           (24,500)            0             0
  Payments of dividends                    (1,960)       (5,834)       (6,460)
                                       ----------    ----------     ---------

Net cash provided by (used in)
  financing activities                  3,644,435      (156,844)     (383,691)
                                       ----------    ----------    ----------


Net increase (decrease) in cash
  and cash equivalents                     27,683        34,898      (295,095)
Cash and cash equivalents - beginning
  of year                                 122,322        87,424       382,519
                                       ----------     ---------    ----------

Cash and cash equivalents - end
  of year                              $  150,005     $ 122,322    $   87,424
                                       ==========     =========    ==========

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

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. In 1998, 1997 and 1996, $22,628, $7,730 and $6,106 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expense was $807,906, $632,709 and $532,158 in 1998, 1997 and 1996, respectively.

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

NOTE 2.   Business Segment Information

In 1998, 1997 and 1996, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve the development of land into single-family lots, townhomes, townhome lots and condominiums for the purpose of sales to interested parties.

Financial information by industry segment for 1998, 1997 and 1996 is summarized as follows:

                                    Ski Area      Real Estate    Consolidated
                                    --------      -----------    ------------

1998
  Revenue                        $  8,334,806    $    921,792    $  9,256,598
  Operating profit (loss)        $   (304,603)   $    146,856    $   (157,747)
  Depreciation and amortization  $  1,192,987    $     15,670    $  1,208,657
  Identifiable assets            $ 14,228,919    $  3,823,866    $ 18,052,785
  Capital expenditures           $  2,825,310    $          0    $  2,825,310

1997
  Revenue                        $  9,422,316    $    728,208    $ 10,150,524
  Operating profit               $    374,365    $    311,206    $    685,571
  Depreciation and amortization  $  1,072,166    $     16,522    $  1,088,688
  Identifiable assets            $ 12,362,594    $  1,656,615    $ 14,019,209
  Capital expenditures           $  1,357,925    $          0    $  1,357,925

1996
  Revenue                        $  9,228,575    $    281,254    $  9,509,829
  Operating profit               $    374,644    $     13,833    $    388,477
  Depreciation and amortization  $  1,033,698    $     18,230    $  1,051,928
  Identifiable assets            $ 12,192,293    $  1,498,482    $ 13,690,775
  Capital expenditures           $    533,484    $          0    $    533,484

NOTE 3.   Property and Equipment

                                     Asset
                                   Life Years            1998            1997
                                   ----------            ----            ----


Leasehold improvements                   30      $    798,083   $     675,573
Buildings and grounds                 10-30         6,847,775       6,782,591
Lifts                                 10-15         9,309,420       6,540,287
Machinery and equipment                3-25         4,343,529       3,742,171
Furniture and fixtures                 3-10           522,956         524,415
Water system                          10-25           643,420         643,420
                                                 ------------   -------------

Total property and equipment                     $ 22,465,183   $  18,908,457
                                                 ============   =============

NOTE 4.   Other Assets

Other assets at May 31, 1998 and 1997 are summarized as follows:

                                                         1998            1997
                                                         ----            ----


Loan costs, net of amortization                     $  28,222      $   31,357
Planning and development - long-term                   58,119          58,119
Noncurrent deferred tax asset                          35,696          37,216
Environmental Impact Statement, net of amortization   137,067         148,295
Other long-term assets                                 22,940          29,824
                                                    ---------      ----------

Total other assets                                  $ 282,044      $  304,811
                                                    =========      ==========

NOTE 5.   Notes Payable

Long-term debt at May 31, 1998 and 1997 is summarized as follows:

                                                         1998             1997
                                                         ----             ----

Bank of America National Trust and Savings         $6,173,880       $2,644,050
Association, doing business as Seafirst Bank
(Seafirst) revolving, reducing term loan with initial $8,750,000 availability decreasing by
$650,000 each year beginning June 1, 1998.
Mandatory principal reductions are required on outstanding balances above amounts available.
Interest at or below banks' reference rate.
Interest rate at May 31, 1998 and 1997 was 7.41% and 7.56%, respectively. Secured by all ski area operation real and personal property and assignment in trust of all U.S. Forest Service special use permits.

Whitefish Credit Union construction line of
credit with $3,900,000 of availability.
Interest at New York prime plus 0.5%.  Interest
rate at May 31, 1998 was 9.00%.  Secured by
Kintla Lodge land, building & equipment.  Matures     161,065                0
September 1, 1999.

Total long-term debt                               $6,334,945       $2,644,050

Mandatory reductions of long-term debt are as follows:

  For the Year Ending May 31,               Amount
--------------------------------------------------


              1999                    $         0
              2000                        161,065
              2001                              0
              2002                         23,880
              2003                        650,000
       2004 and beyond                  5,500,000
                                      -----------

                                      $ 6,334,945
                                      ===========


The Seafirst loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. At May 31, 1998 and 1997, the Company was in technical default of the fixed asset addition covenant required by the loan agreement. The Company requested and has obtained a written waiver of violation for the years ended May 31, 1998 and 1997.

A standby letter of credit issued by Seafirst in the amount of $114,828 reduces the amount available under the revolving agreement at May 31, 1997. At May 31, 1998 and 1997, $2,576,120 and $5,991,122 respectively, were unused and available for borrowing on the Seafirst Line of Credit. At May 31, 1998, $3,738,935 was unused and available for borrowing on the Whitefish Credit Union Line of Credit.

NOTE 6.   Capital Stock and Additional Paid-In Capital

Preferred stock is non-voting and subject to redemption at the Company's option at any time upon payment of not less than the $100 par value and any accumulated dividends. At May 31, 1998, the Company redeemed at par value all of its outstanding preferred shares.

The computation of earnings per common share is based on net income for the year after deducting dividends paid on preferred stock of 1998-$1,960, 1997-$980 and 1995-$980. The number of shares used in the computation is the weighted average number of common shares considered to be outstanding during the year. In 1996 the Company issued a 4% common stock dividend.

                                               1998          1997         1996
                                               ----          ----         ----

Cash dividends paid per preferred share     $  8.00       $  4.00      $  4.00
Cash dividends paid per common share        $  0.00       $  0.00      $  0.00

Changes in capital stock and additional paid-in capital are summarized as follows:

                        Preferred Stock           Common Stock      Additional
                        ---------------           ------------

                        Number                  Number                 Paid-in
                     of Shares      Amount   Of Shares      Amount     Capital
                     ---------      ------   ---------      ------     -------


Balance at 5/31/95         245    $ 24,500     932,948   2,978,597      20,519
4% Stock Dividend                               36,970     582,277
Balance at 5/31/96         245      24,500     969,918   3,560,874      20,519
4% Stock Dividend                               38,450     538,300
Balance at 5/31/97         245      24,500   1,008,368   4,099,174      20,519
Preferred Stock
Redeemed                  (245)    (24,500)
Balance at 5/31/98           0    $      0   1,008,368   4,099,174      20,519
==============================================================================

NOTE 7.   Income Taxes

Income taxes (credits) consist of the following:

                                               1998         1997         1996
                                               ----         ----         ----

Current
  Federal                                 $(231,009)   $ 163,396    $  29,467
  Fuel tax credit                            (1,583)      (2,212)      (2,136)
                                          ---------    ---------    ---------

                                           (232,592)     161,184       27,331
  State                                     (42,121)      34,139        7,827
                                          ---------    ---------    ---------

                                           (274,713)     195,323       35,158
Deferred
  Federal                                    18,075     (43,816)       11,037
  State                                       5,025      (8,824)        3,482
                                          ---------   ---------     ---------

Provision for income taxes                $(251,613)  $ 142,693     $  49,677
                                          =========   =========     =========

Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                               1998         1997         1996
                                               ----         ----         ----


Depreciation                             $3,157,128   $3,516,095   $3,604,284
Uniform capitalization for income tax      (118,979)    (119,154)    (110,540)
Bad debt reserve                            (55,451)     (67,153)     (42,043)
Vacation allowance                          (53,013)     (53,547)     (44,731)
                                         ----------   ----------   ----------

Total timing differences                 $3,350,685   $3,276,241   $3,406,970
                                         ==========   ==========   ==========

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                               1998         1997
                                               ----         ----


Noncurrent deferred tax liability        $1,361,554   $1,343,227
                                         ----------   ----------

Total deferred tax liability             $1,361,554   $1,343,227
                                         ==========   ==========

Current deferred tax assets              $   51,767   $   55,020
Noncurrent deferred tax asset                35,696       37,216
Valuation allowance                               0            0
                                         ----------   ----------

Net deferred tax assets                  $   87,463   $   92,236
                                         ==========   ==========

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                              1998         1997         1996
                                              ----         ----         ----


Income before taxes                     $ (588,484)   $  373,313   $  163,002
Statutory federal rate                          34%          34%          27%
Increased (decreases) resulting from:
  State tax at statutory rate                    7%           7%           7%
  Other (net)                                    2%          (3%)         (4%)
                                        -----------   ----------   ----------

Effective tax rate                              43%          38%          30%
                                        ===========   ==========   ==========

NOTE 8.   Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                1998          1997         1996
                                              ----          ----         ----


  Interest (net of capitalized)         $  347,779    $  232,849   $  191,379
  Income taxes (net of refunds)         $  157,832    $  (90,948)  $  234,038

Noncash operating and financing activities in 1998 consist of financing a portion of the increase on Construction in Progress through $453,301 of trade accounts payable.

NOTE 9.   Special Use Permits
The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2015. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $130,998, $104,376 and $133,650 for 1998, 1997 and 1996, respectively.

NOTE 10.   Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2%. The plan is currently 100% funded. Company contributions to the Plan and charges to income for 1998, 1997 and 1996 amounted to $34,320, $32,560 and $34,483 respectively.

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

Related party transactions are summarized as follows:

                                               1998         1997         1996
                                               ----         ----         ----

Revenue received
  Rent and lease revenue                 $   32,500   $   33,850   $   34,331
  Management fee                         $   27,500   $   31,500   $   31,500
  Other revenue                          $   42,417   $   93,148   $  196,312
Expenses incurred
  Memberships                            $    5,900   $   12,000   $    5,000
  Legal fees                             $   22,538   $   28,391   $   53,663
  Contract labor                         $   41,488   $   53,592   $   25,431
  Marketing                              $    5,867   $        0   $        0
  General and administrative             $    5,937   $        0   $    1,686
Amounts due to and from related parties
  Accounts receivable                    $    5,432   $   20,529   $   23,750
  Accounts payable                       $   79,065   $    8,981   $   11,489

NOTE 12.   Stock Bonus and Stock Options

Prior to August, 1996, the Company had entered into employment agreements with its President which provided for the award of common stock each year dependent upon achievement of certain performance objectives. In 1996 and 1995, 0 and 0 shares were awarded, respectively.

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

Stock option transactions are summarized as follows:
                                                Option Price         Number
                                                   Per Share       Of Shares
                                              --------------       ---------

Outstanding, May 31, 1994                      12.50 - 14.00          12,000
  Granted                                      15.00 - 19.50          10,000
Outstanding, May 31, 1995                      12.50 - 19.50          22,000
  Granted                                              16.00           6,000
  Expired                                              12.50          (6,000)
Outstanding, May 31, 1996                      14.00 - 19.50          22,000
  Granted                                              17.00           6,000
Outstanding, May 31, 1997                      15.00 - 19.50          28,000
Outstanding, May 31, 1998                     $15.00 - 19.50          28,000
                                               =============       =========

NOTE 13.  Commitments and Contingencies

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while skiing. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

In January of 1997 the Company settled a wrongful discharge claim with a former employee. The settlement provides for a one-time payment of cash and was charged against income in the third quarter of the fiscal year ending May 31, 1997.

During 1998, the Company received a final determination from the U.S. Forest Service (USFS) regarding the USFS's audit of the Company's records for the fees paid to the USFS for fiscal years 1992, 1993, 1994 and 1995. The final determination of additional fees owed was $34,891 and was charged against income in 1998.

The Company was contingently liable for a standby letter of credit in the amount of $114,828 at May 31, 1997.

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

NOTE 14.  Other Income and Expense

The Company periodically reviews its master plan for long-term resort development. During 1998 and 1997, the Company charged against income $75,739 and $129,996 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:

                                            1998         1997         1996
                                            ----         ----         ----


Loss on sale or retirement of assets   $ (77,563)   $(136,557)   $  (1,122)
Other                                      5,167        9,318           40
                                       ---------    ---------    ---------

Total other income (expense)           $ (72,396)   $(127,239)   $  (1,082)
                                       =========    =========    =========

Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

                                    Part III
                                    --------


Item 9.   Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive proxy statement dated September 15, 1998 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 13, 1998.

Item 10.  Executive Compensation

Incorporated by reference from the Company's definitive proxy statement dated September 15, 1998 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 13, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement dated September 15, 1998 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 13, 1998.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement dated September 15, 1998 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 13, 1998.


                                    Part IV
                                    -------


Item 13.  Exhibits and Reports on Form 8-K

(a)  Documents Filed as Part of this Report:                            Page
                                                                        ----


     (1) Financial Statements:
          Independent Auditors' Report...............................

          Consolidated Balance Sheets as of May 31, 1998 and 1997....

          Consolidated Statements of Income and Retained Earnings
              for the Years Ended May 31, 1998, 1997 and 1996..........

          Consolidated Statements of Cash Flows for
             the Years Ended May 31, 1998, 1997 and 1996..............

          Notes to Consolidated Financial Statements.................


All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

     (2) Exhibits                                                      Page
                                                                       ----


          21.1   Subsidiaries of the Company.........................

 (b) Reports on Form 8-K:

     No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

                                   Signatures
                                   ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  WINTER SPORTS, INC.


                                  By  /s/ Michael J. Collins
                                         Michael J. Collins,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
                                         Date:  August 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:



/s/ Charles R. Abell         Director                      August 27, 1998
Charles R. Abell

/s/ Brian T. Grattan         Director                      August 27, 1998
Brian T. (Tim) Grattan

/s/ Dennis L. Green          Director and Chairman         August 27, 1998
Dennis L. Green              of the Board

/s/ Charles P. Grenier       Director                      August 27, 1998
Charles P. Grenier

/s/ Jerry J. James           Director                      August 27, 1998
Jerry J. James

/s/ Michael T. Jenson        Director                      August 27, 1998
Michael T. Jenson

/s/ Darrel R. Martin         Director                      August 27, 1998
Darrel R. (Bill) Martin

/s/ Michael J. Muldown       Director                      August 27, 1998
Michael J. Muldown

/s/ Calvin S. Robinson       Director                      August 27, 1998
Calvin S. Robinson

/s/ Joann M Gould            Principal Accounting Officer  August 27, 1998
Joann M. Gould

/s/ Thomas E. Cullen         Principal Financial Officer   August 27, 1998
Thomas E. Cullen

(c)  Exhibits:
     --------



     3.1  Restated Articles of Incorporation and Articles of Amendment
          to the Articles of Incorporation                               (2)

     3.2  By-Laws                                                        (3)

     3.3  Fifth Amendment to By-Laws                                     (4)

     3.4  Sixth Amendment to By-Laws                                     (4)

     3.5  Seventh Amendment to By-Laws                                   (1)

     10.1 Employment Agreement between Michael Collins and Winter
          Sports, Inc. as of August 1, 1992.                             (5)

     10.2 Corrected Employment Agreement between Larry H. Hutchinson
          and Winter Sports, Inc. as of July 6, 1994.                    (2)

     10.3 Loan Agreement between Seattle-First National Bank and
          Winter Sports, Inc. dated November 14, 1994.                   (6)

     10.4 Employment Agreement between Steven P. Benner and Winter       (7)
          Sports, Inc. as of February 24, 1995.

     10.5 Employment Agreement between Michael Collins and Winter        (8)
          Sports, Inc.  as of August 1, 1996

     10.6 Employment Agreement between Michele Reese and Winter          (9)
          Sports, Inc. as of December 22, 1997

     10.7 Employment Agreement between Adora Maguire and Winter          (1)
          Sports, Inc. as of May 1, 1998

     21.1 Subsidiaries of the Company                                    (1)

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

     (9) Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 1, 1998.

                           Exhibit 21.1  Subsidiaries
                           --------------------------


        Name                                  Jurisdiction of Incorporation
        ----                                  -----------------------------


Big Mountain Water Co.                            Montana

Big Mountain Development Corporation              Montana

Big Mountain Resort Reservations                  Montana