Form 10QSB
period 1998-09-13
WINTER SPORTS INC /NEW
filed 1998-10-28
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 13, 1998

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------    ------------


                          COMMISSION FILE NO. 0-15030


                              WINTER SPORTS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         MONTANA                                      81-0221770
------------------------                      ------------------------

(STATE OF INCORPORATION)                     (I.R.S. EMPLOYER I.D. NO.)

                    P.O. BOX 1400, WHITEFISH, MONTANA  59937
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


AS OF OCTOBER 23, 1998 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                     PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             SEPTEMBER 13, 1998
             SEPTEMBER 14, 1997
             MAY 31, 1998

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             JUNE 1, 1998 - SEPTEMBER 13, 1998
             JUNE 1, 1997 - SEPTEMBER 14, 1997

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE PERIODS:
             JUNE 1, 1998 - SEPTEMBER 13, 1998
             JUNE 1, 1997 - SEPTEMBER 14, 1997

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS


PART II. OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       ITEM 5. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               SIGNATURES

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 9/13/98      9/14/97     5/31/98
                                UNAUDITED   UNAUDITED     NOTE 2
                                ---------   ---------    -------


ASSETS

CURRENT ASSETS

 CASH AND CASH EQUIVALENTS  $   208,249 $    91,776  $   150,005
 CERTIFICATES OF DEPOSIT        249,000           0      249,000
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $11,090, $41,982
  AND $14,690, RESPECTIVELY)    111,796     166,415       67,197
 RECEIVABLES - RELATED PARTY      2,088       5,548        5,432
 INCOME TAX REFUND RECEIVABLE   642,271     203,530      275,615
 CURRENT DEFERRED TAX ASSET      51,767      55,020       51,767
 INVENTORIES                    364,612     394,455      405,566
 PREPAID EXPENSES                82,295      89,896      163,567
                             ----------  ----------   ----------

TOTAL CURRENT ASSETS          1,712,078   1,006,640    1,368,149

PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT,
     AT COST                 22,462,483  18,948,287   22,465,183
  ACCUMULATED DEPRECIATION
    AND AMORTIZATION        (10,836,365) (9,764,531) (10,823,047)
                             ----------- ----------   -----------

                             11,626,118   9,183,756   11,642,136
 CONSTRUCTION IN PROGRESS     4,212,767   3,516,269    2,645,350
 LAND AND DEVELOPMENT COSTS   2,115,106   2,191,795    2,115,106
                             ----------  ----------   ----------

NET PROPERTY AND EQUIPMENT   17,953,991  14,891,820   16,402,592

OTHER ASSETS                    281,102     303,685      282,044
                             ----------  ----------   ----------


TOTAL ASSETS                $19,947,171 $16,202,145  $18,052,785
                             ==========  ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE           $   885,285 $ 1,052,898  $ 1,044,474
 ACCOUNTS PAYABLE -
     RELATED PARTIES             15,781      12,114       79,065
 EMPLOYEE COMPENSATION AND
  RELATED EXPENSES              180,589     188,354      174,998
 TAXES OTHER THAN PAYROLL
    AND INCOME                  188,274     220,130      120,140
 INCOME TAXES PAYABLE                 0           0           50
 INTEREST PAYABLE                23,214      11,349            0
 CURRENT PORTION OF
    LONG-TERM DEBT            1,356,704           0            0
 DEPOSITS AND OTHER
    UNEARNED INCOME             809,605     626,180      451,507
 OTHER CURRENT LIABILITIES        5,580       2,382        5,583
                             ----------  ----------   ----------

TOTAL CURRENT LIABILITIES     3,465,032   2,113,407    1,875,817
LONG-TERM DEBT, LESS CURRENT
 PORTION                      7,190,000   4,233,616    6,334,945
DEFERRED INCOME TAXES         1,361,554   1,343,227    1,361,554
                             ----------  ----------   ----------

TOTAL LIABILITIES            12,016,586   7,690,250    9,572,316

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 PREFERRED STOCK (950 SHARES
  AUTHORIZED; $100 PAR VALUE;
  4% CUMULATIVE; 0, 245 AND
  0 SHARES OUTSTANDING)     $         0 $   24,500  $         0

 COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
  1,008,368, 1,008,368 AND
  1,008,368 SHARES
    OUTSTANDING)              4,099,174   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL      20,519      20,519       20,519
 RETAINED EARNINGS            3,810,892   4,367,702    4,360,776
                             ----------  ----------   ----------

TOTAL SHAREHOLDERS' EQUITY    7,930,585   8,511,895    8,480,469

TOTAL LIABILITIES & EQUITY  $19,947,171 $16,202,145  $18,052,785
                             ==========  ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          QUARTER AND YEAR TO DATE
                                            6/ 1/98      6/ 1/97
                                                TO             TO
                                            9/13/98      9/14/97
                                         ----------   ----------

REVENUE
 LIFTS                                  $   235,033  $   238,098
 FOOD, BEVERAGE AND RETAIL                  358,565      344,728
 EQUIPMENT RENTAL AND REPAIR                 20,632       13,595
 LODGING                                     55,672       52,211
 LEASE, MANAGEMENT AND OTHER FEES           186,311      134,227
 LEASE, MANAGEMENT AND OTHER FEES -
     RELATED PARTIES                          20,546      26,454
 REAL ESTATE SALES                                0      582,792
                                         ----------   ----------

TOTAL REVENUE                               876,759    1,392,105

OPERATING COSTS AND EXPENSES
 DIRECT EXPENSE - LIFTS                     213,066      254,924
 COST OF FOOD, BEVERAGE AND RETAIL          138,242      132,956
 COST OF REAL ESTATE SALES                        0      136,926
 PAYROLL AND RELATED EXPENSES               604,769      569,937
 DIRECT EXPENSES                            285,077      281,785
 MARKETING                                  230,836      227,584
 MARKETING - RELATED PARTY                      591            0
 DEPRECIATION AND AMORTIZATION               15,261       15,548
 GENERAL AND ADMINISTRATIVE                 254,049      224,563
 GENERAL AND ADMINISTRATIVE -
     RELATED PARTIES                         12,667        2,511
                                       -------------  ----------

TOTAL OPERATING COSTS AND EXPENSES        1,754,558    1,846,734

OPERATING INCOME (LOSS)                    (877,799)    (454,629)

OTHER INCOME (EXPENSE)
 INTEREST INCOME                              5,450        1,410
 INTEREST EXPENSE                          (144,499)     (61,710)
 OTHER INCOME (EXPENSE)                     100,307            2
                                         ----------   ----------

TOTAL OTHER INCOME (EXPENSE)                (38,742)     (60,298)

INCOME (LOSS) BEFORE INCOME TAXES          (916,541)    (514,927)

 PROVISION FOR (RECOVERY OF)
   INCOME TAXES                            (366,656)    (203,021)
                                       -------------  ----------

NET INCOME (LOSS)                       $  (549,885) $  (311,906)
                                         ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE        $     (0.55) $     (0.31)
                                         ===========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       1,008,368    1,008,368
                                          =========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                  QUARTER AND YEAR TO DATE
                                                   6/ 1/98         6/ 1/97
                                                      TO           TO
                                                   9/13/98         9/14/97
                                                   -------      ----------

NET CASH FLOW PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:              $ (1,905,114)  $      276,057

CASH FLOWS FROM INVESTING ACTIVITIES
 PROPERTY AND EQUIPMENT ACQUISITIONS              (248,109)      (1,896,168)
                                          ----------------      -----------

NET CASH (USED IN) FINANCING ACTIVITIES:         (248,109)       (1,896,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER      1,905,120         2,372,513
 PROCEEDS FROM DRAWS ON CONSTRUCTION LOAN       1,195,639                 0
 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER        (889,292)         (782,947)
                                         ----------------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:      2,211,467         1,589,566

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                      58,244           (30,545)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  150,005           122,322
                                                ---------       -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD       $208,249           $91,777
                                                  =======            ======

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST)        $ 126,578        $    49,784
 INCOME TAXES (NET OF REFUNDS)                 $      50        $   157,323

NON-CASH OPERATING AND FINANCING ACTIVITIES IN QUARTER ENDED SEPTEMBER 13, 1998 CONSIST OF FINANCING A PORTION OF THE INCREASE IN CONSTRUCTION IN PROGRESS THROUGH $480,983 OF TRADE ACCOUNTS PAYABLE.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1998.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY FOR A FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.

CERTAIN AMOUNTS IN THE SEPTEMBER 14, 1997 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE SEPTEMBER 13, 1998 PRESENTATION.

NOTE 2 - MAY 31, 1998

THE BALANCE SHEET AT MAY 31, 1998 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

NOTE 3 - (LOSS) PER COMMON SHARE

(LOSS) PER COMMON SHARE IS BASED ON NET INCOME (LOSS) AFTER DEDUCTING DIVIDENDS PAID ON PREFERRED STOCK OF $0 FOR THE QUARTER ENDED SEPTEMBER 14, 1997. THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING WERE, 1,008,368 AND 1,008,368 FOR THE QUARTERS ENDED SEPTEMBER 13, 1998 AND SEPTEMBER 13, 1997.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 13, 1998 AND SEPTEMBER 14, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT SEPTEMBER 13, 1998 $2,560,000 WAS UNUSED OF THE $9,750,000 AVAILABLE UNDER THE INSTRUMENT. AT SEPTEMBER 14, 1997 $4,516,384 WAS UNUSED OF THE $9,750,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAS A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDES FOR A $3,900,000 LINE OF CREDIT WHICH IS DUE AND PAYABLE ON SEPTEMBER 1, 1999. AT SEPTEMBER 13, 1998 $2,543,296 WAS UNUSED AND AVAILABLE FOR BORROWING UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT PRIME PLUS 0.5%.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE FIRST QUARTERS OF 1998 AND 1999 IS SUMMARIZED AS FOLLOWS:

                                       SKI AREA    REAL ESTATE   CONSOLIDATED
                                       --------    -----------   ------------


QUARTER ENDED 9/13/98
 TOTAL REVENUE                     $    876,759   $         0  $      876,758
 OPERATING PROFIT (LOSS)           $   (789,579)  $   (88,220) $     (877,799)
 DEPRECIATION AND AMORTIZATION     $     10,177   $     5,084  $       15,261
 IDENTIFIABLE ASSETS               $ 14,767,036   $ 5,180,135  $   19,947,171
 CAPITAL EXPENDITURES              $    248,109   $         0  $      248,109

QUARTER ENDED 9/14/97
 TOTAL REVENUE                     $     807,314  $   584,792  $    1,392,106
 OPERATING PROFIT (LOSS)           $    (847,050) $   392,421  $     (454,628)
 DEPRECIATION AND AMORTIZATION     $       9,640  $     5,908  $       15,548
 IDENTIFIABLE ASSETS$              $  13,658,322   $ 2,543,823 $   16,202,145
 CAPITAL EXPENDITURES              $   1,896,168  $         0  $    1,896,168

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                                           FOR THE PERIOD
                                                       6/ 1/98        6/ 1/97
                                                         TO             TO
                                                       9/13/98        9/14/97
                                                   -----------    -----------


GROSS REVENUES                                    $   876,759   $  1,392,106

NET LOSS                                          $  (549,885)  $   (311,906)

LOSS PER COMMON SHARE                             $     (0.55)  $      (0.31)

TOTAL ASSETS                                     $ 19,947,171  $   16,202,145

LONG-TERM DEBT LESS CURRENT PORTION              $  7,190,000  $    4,233,616



RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

REVENUES

TOTAL REVENUES FOR THE FIRST QUARTER THAT ENDED SEPTEMBER 13, 1998 WERE $876,759, A DECREASE OF $515,347 OR 37% FROM THE QUARTER THAT ENDED SEPTEMBER 14, 1997. REAL ESTATE SALES ACCOUNTED FOR THE DECREASE. NO REAL ESTATE WAS SOLD IN THE FIRST QUARTER OF THE CURRENT YEAR COMPARED WITH REAL ESTATE SALES OF $582,792 IN THE FIRST QUARTER OF THE PRIOR YEAR. SKI AREA REVENUE INCREASED FROM THE SAME QUARTER LAST YEAR DUE TO INCREASES IN MOUNTAIN BIKE RENTALS, RETAIL SALES, CONCERT PROCEEDS AND LODGING RECEIPTS. MOUNTAIN BIKE RENTALS INCREASED BY OVER 50% FROM THE SAME QUARTER IN THE PRIOR YEAR.

OPERATING EXPENSES

TOTAL OPERATING COSTS AND EXPENSES IN THE QUARTER ENDED SEPTEMBER 13, 1998 DECREASED BY $92,178 FROM THE SAME QUARTER LAST YEAR. THE DECREASE IS DUE TO REDUCTIONS IN COST OF REAL ESTATE SALES AND DIRECT EXPENSES - LIFTS. THE COST OF REAL ESTATE SALES DECREASED DUE TO THE LACK OF ANY REAL ESTATE SALES IN THE QUARTER ENDED SEPTEMBER 13, 1998. THE REDUCTION IN DIRECT EXPENSES - LIFTS IS DUE TO THE COST ASSOCIATED WITH NON-RECURRING MAINTENANCE ON THE COMPANY'S GROOMING VEHICLES IN THE FIRST QUARTER OF THE PRIOR FISCAL YEAR.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED SEPTEMBER 13, 1998 WAS $144,499, AN INCREASE OF $82,789 OR 134% HIGHER THAN THE FIRST QUARTER LAST YEAR. DESPITE LOWER BORROWING COSTS INTEREST EXPENSE INCREASED DUE TO SIGNIFICANTLY HIGHER DEBT LEVELS ON THE COMPANY'S OPERATING LINE OF CREDIT. THE HIGHER DEBT LEVELS ARE A RESULT OF THE COMPANY'S CAPITAL EXPANSION PROGRAM FROM THE PRIOR FISCAL YEAR. INTEREST EXPENSE FOR THE FIRST QUARTER OF 1999 AND 1998 ARE NET OF CONSTRUCTION PERIOD INTEREST OF $16,446 AND $10,733, RESPECTIVELY.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE QUARTER WAS $(1,752,953) WHICH IS A DECREASE OVER THE PRIOR YEAR'S $(1,106,676). THE DECREASE IS PRIMARILY DUE TO THE CURRENT MATURITY OF $1,356,704 OF CONSTRUCTION LOAN DEBT DURING THE QUARTER ENDED SEPTEMBER 13, 1998.

TOTAL LIABILITIES OF $12,016,586 REPRESENT 152% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 13, 1998, UP FROM $7,690,249 OR 90% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 14, 1997.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT WHICH PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT SEPTEMBER 13, 1998, THERE WAS $7,556,096 BORROWED WITH $2,193,904 OF UNUSED CAPACITY ON
THE $9,750,000 LINE OF CREDIT. IN ORDER TO FINANCE THE CONSTRUCTION OF A CONDOMINIUM PROJECT THE COMPANY HAS OBTAINED A CONSTRUCTION LOAN IN THE FORM OF A LINE OF CREDIT. THE $3,900,000 LINE OF CREDIT MATURES ON SEPTEMBER 1, 1999. AT SEPTEMBER 13, 1998, THERE WAS $1,356,704 BORROWED WITH $2,543,296 OF UNUSED CAPACITY ON THE $3,900,000 CONSTRUCTION LOAN.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           AT THE REGULAR ANNUAL MEETING OF SHAREHOLDERS HELD ON OCTOBER 13, 1998, THE SHAREHOLDERS RE-ELECTED 9 CURRENT DIRECTORS TO ONE YEAR TERMS. WHEN VOTING FOR DIRECTORS, SHAREHOLDERS ARE ENTITLED TO CAST NINE VOTES FOR EACH SHARE OF COMMON STOCK HELD WITH CUMULATIVE VOTING ALLOWED. THE SHAREHOLDERS ALSO VOTED TO AMEND THE COMPANY'S ARTICLES OF INCORPORATION TO UPDATE THE COMPANY'S INDEMNIFICATION OF DIRECTORS, OFFICERS AND EMPLOYEES AS WELL AS RATIFY JORDAHL & SLITER PLLC AS INDEPENDENT AUDITORS. THE TABLES BELOW SUMMARIZE THE VOTING RESULTS:

           ELECTION OF DIRECTORS
                              VOTES FOR  VOTES WITHHELD
                             ----------  --------------

           CHARLES R. ABELL   1,056,570     121,843
           BRIAN T. GRATTAN     691,890     167,754
           DENNIS L. GREEN      692,970     166,406
           CHARLES P. GRENIER   692,855     166,523
           JERRY J. JAMES       665,794     186,885
           MICHAEL T. JENSON  1,621,101      61,357
           DARREL R. MARTIN     699,447     163,857
           MICHAEL J. MULDOWN   841,668     161,853
           CALVIN S. ROBINSON   677,940     185,236

           AMENDMENT OF THE ARTICLES OF INCORPORATION

           SHARES VOTED FOR           795,120
           SHARES VOTED AGAINST        12,744
           SHARES ABSTAINING           42,884

           RATIFICATION OF AUDITORS

           SHARES VOTED FOR          828,070
           SHARES VOTED AGAINST          699
           SHARES ABSTAINING          21,979

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 13, 1998.

                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WINTER SPORTS, INC.
                                                --------------------

                                                    (REGISTRANT)


DATE:    OCTOBER 27, 1998                 /S/MICHAEL J. COLLINS
                                          MICHAEL J. COLLINS
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

DATE:    OCTOBER 27, 1998                 /S/JOANN M. GOULD
                                          JOANN M. GOULD
                                          CONTROLLER & ASSISTANT SECRETARY
                                          (PRINCIPAL ACCOUNTING OFFICER)

DATE:    OCTOBER 27, 1998                 /S/THOMAS E. CULLEN
                                          THOMAS E. CULLEN
                                          TREASURER
                                          (PRINCIPAL FINANCIAL OFFICER)