Form 10QSB/A
period 1998-09-13
WINTER SPORTS INC /NEW
filed 1999-01-11
CIK 803003

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

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT SEPTEMBER 13, 1998 $2,560,000 WAS UNUSED OF THE $8,750,000 AVAILABLE UNDER THE INSTRUMENT. AT SEPTEMBER 14, 1997 $4,516,384 WAS UNUSED OF THE $8,750,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

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

TOTAL LIABILITIES OF $12,016,586 REPRESENTS 152% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 13, 1998, UP FROM $7,690,249 OR 90% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 14, 1997.

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

YEAR 2000

THE COMPANY HAS INITIATED A COMPANY-WIDE PROJECT TO ASSESS THE POTENTIAL ISSUES ASSOCIATED WITH COMPUTER PROGRAMMING CODES IN ITS EXISTING COMPUTER SYSTEMS WITH RESPECT TO A TWO-DIGIT VALUE FOR THE YEAR 2000. THIS PROJECT CONSISTS OF AN EVALUATION OF THE TECHNOLOGY AND DATA USED IN THE COMPANY'S INTERNAL OPERATIONS AND THE CREATION AND DELIVERY OF ITS PRODUCTS AND SERVICES IN ORDER TO IDENTIFY POTENTIAL YEAR 2000 ISSUES. THE PROJECT ALSO INCLUDES ASSESSING ANY YEAR 2000 ISSUES THAT MAY BE CAUSED BY THE COMPANY'S CUSTOMERS AND VENDORS, BUT THERE CAN BE NO ASSURANCE THAT SUCH THIRD PARTIES WILL SUCESSFULLY REMEDIATE THEIR OWN YEAR 2000 ISSUES OVER WHICH THE COMPANY HAS NO CONTROL.
THE COMPANY BELIEVES THAT IT WILL COMPLETE ITS ASSESSMENT AS WELL AS IMPLEMENT ANY NECESSARY PROGRAMMING MODIFICATIONS PRIOR TO THE COMMENCEMENT OF YEAR 2000 AND, ASSUMING THAT THE COMPANY'S CUSTOMERS AND VENDORS SUCCESSFULLY REMEDIATE THEIR OWN YEAR 2000 ISSUES, THE COMPANY BELIEVES IT WILL HAVE NO MATERIAL BUSINESS RISK FROM SUCH YEAR 2000 ISSUES. MANAGEMENT BELIEVES THAT ANY COST ASSOCIATED WITH THE ASSESSMENT OF YEAR 2000 ISSUES AS WELL AS NECESSARY MODIFICATIONS TO ITS SYSTEMS WILL NOT HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS.

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