Form 10QSB
period 1998-12-06
WINTER SPORTS INC /NEW
filed 1999-01-15
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 6, 1998

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM       TO
                                        -----    ------


                          COMMISSION FILE NO. 0-15030


                              WINTER SPORTS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


       MONTANA                                  81-0221770
--------------------                      ----------------------

(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER I.D. NO.)

                    P.O. BOX 1400, WHITEFISH, MONTANA  59937
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


AS OF JANUARY 15, 1999 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X
                                                -----   ----


                              WINTER SPORTS, INC.

                                     INDEX

                                                                     PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             DECEMBER 6, 1998
             DECEMBER 7, 1997
             MAY 31, 1998

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             SEPTEMBER 14, 1998 - DECEMBER 6, 1998
             SEPTEMBER 15, 1998 - DECEMBER 7, 1997
             JUNE 1, 1998 - DECEMBER 6, 1998
             JUNE 1, 1997 - DECEMBER 7, 1997

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS:
             JUNE 1, 1998 - DECEMBER 6, 1998
             JUNE 1, 1997 - DECEMBER 7, 1997

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS


PART II. OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS

       ITEM 5.  OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                SIGNATURES

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     12/6/98     12/7/97      5/31/98
                                  (UNAUDITED) (UNAUDITED)  SEE NOTE 2
                                  ----------- -----------  ----------

ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS      $    790,200 $   294,122  $   150,005
 CERTIFICATES OF DEPOSIT                   0     249,000      249,000
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $11,090, $16,539
  AND $14,690, RESPECTIVELY)          70,351     101,834       67,197
 RECEIVABLES - RELATED PARTY          25,007      18,845        5,432
 INCOME TAX REFUND RECEIVABLE      1,087,805     651,418      275,615
 CURRENT DEFERRED TAX ASSET           51,767      55,020       51,767
 INVENTORIES                         627,932     651,362      405,566
 PREPAID EXPENSES                    208,167     152,679      163,567
                                 -----------  ----------   ----------

TOTAL CURRENT ASSETS               2,861,229   2,174,280    1,368,149

PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST  22,451,483  18,931,439   22,465,183
  ACCUMULATED DEPRECIATION
   AND AMORTIZATION              (10,846,353) (9,760,145) (10,823,047)
                                 -----------  ----------  -----------

                                  11,605,130   9,171,294   11,642,136
 CONSTRUCTION IN PROGRESS          5,762,571   5,280,679    2,645,350
 LAND AND DEVELOPMENT COSTS        2,217,268   2,193,210    2,115,106
                                 -----------  ----------   ----------

NET PROPERTY AND EQUIPMENT        19,584,969  16,645,183   16,402,592

OTHER ASSETS                         279,643     296,440      282,044
                                 -----------  ----------   ----------


TOTAL ASSETS                    $ 22,725,841 $19,115,903  $18,052,785
                                 ===========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE               $  1,388,053 $ 1,339,234  $ 1,044,474
 ACCOUNTS PAYABLE -
   RELATED PARTIES                         0      18,531       79,065
 EMPLOYEE COMPENSATION AND
  RELATED EXPENSES                   267,484     236,058      174,998
 TAXES OTHER THAN PAYROLL
   AND INCOME                          8,968     152,517      120,140
 INCOME TAXES PAYABLE                      0           0           50
 INTEREST PAYABLE                     13,129           0            0
 CURRENT PORTION OF
   LONG-TERM DEBT                  2,768,639       7,616            0
 DEPOSITS AND OTHER
   UNEARNED INCOME                 1,657,812   2,353,322      451,507
 OTHER CURRENT LIABILITIES             1,871       1,740        5,583
                                 -----------  ----------   ----------

TOTAL CURRENT LIABILITIES          6,105,956   4,109,018    1,875,817
LONG-TERM DEBT, LESS CURRENT
 PORTION                           8,000,000   5,814,192    6,334,945
DEFERRED INCOME TAXES              1,361,554   1,343,227    1,361,554
                                 -----------  ----------   ----------

TOTAL LIABILITIES                 15,467,510  11,266,437    9,572,316

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 PREFERRED STOCK (950 SHARES
  AUTHORIZED; $100 PAR VALUE;
  4% CUMULATIVE; 0, 245 AND
  0 SHARES OUTSTANDING)         $          0 $    24,500  $         0
 COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
  1,008,368, 1,008,368 AND
  1,008,368 SHARES OUTSTANDING)    4,099,174   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL           20,519      20,519       20,519
 RETAINED EARNINGS                 3,138,638   3,705,273    4,360,776
                                 -----------  ----------   ----------

TOTAL SHAREHOLDERS' EQUITY         7,258,331   7,849,466    8,480,469
TOTAL LIABILITIES AND EQUITY    $ 22,725,841 $19,115,903  $18,052,785
                                 ===========  ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 SECOND QUARTER             YEAR TO DATE
                             9/14/98    9/15/97         6/1/98         6/1/97
                               TO         TO            TO             TO
                             12/6/98    12/7/97        12/6/98        12/7/97
                         -----------  ---------    -----------   ------------

REVENUE
 LIFTS                   $  226,804  $  308,354    $   461,837   $    546,451
 FOOD, BEVERAGE & RETAIL     86,892      68,443        445,457        413,172
 EQUIPMENT RENTAL & REPAIR   16,899      16,015         37,530         29,610
 LODGING                     10,963      10,499         66,634         62,711
 LEASE, MANAGEMENT AND
    OTHER FEES               94,911      91,418        281,221        225,646
 LEASE, MANAGEMENT AND OTHER
    FEES- RELATED PARTIES    14,667      14,182         35,214         40,636
 REAL ESTATE SALES                0           0              0        582,792
                          ---------   ---------      ----------       --------

TOTAL REVENUE               451,136     508,911      1,327,893      1,901,018

COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS    301,569     340,647        514,635        595,380
 COST OF FOOD, BEVERAGE
    AND RETAIL               35,444      21,329        173,686        154,286
 COST OF REAL ESTATE SALES        0          0              0         137,116
 PAYROLL & RELATED
    EXPENSES                537,280     463,615      1,142,049      1,033,552
 DIRECT EXPENSES            232,018     215,229        517,095        497,013
 DIRECT EXPENSES -
   RELATED PARTIES            1,347           0          1,347              0
 MARKETING                  357,999     191,303        588,835        418,887
 MARKETING -
    RELATED PARTIES             468       3,788          1,059          3,788
 DEPRECIATION & AMORTIZATION 11,446      15,441         26,706         30,989
 GENERAL & ADMINISTRATIVE   190,654     225,327        444,703        449,891
 GENERAL & ADMINISTRATIVE
   - RELATED PARTIES          2,861       2,913         15,527          5,424
                          ---------   --------    ------------        --------

TOTAL COSTS AND EXPENSES  1,671,086   1,479,592      3,425,642      3,326,326

OPERATING (LOSS)         (1,219,950)   (970,681)    (2,097,749)    (1,425,308)

OTHER INCOME (EXPENSE)
 INTEREST INCOME              3,872          0           9,322          1,246
 INTEREST EXPENSE          (129,261)   (82,650)       (273,761)      (144,360)
 GAIN (LOSS) ON
    DISPOSAL OF ASSETS       24,899     (8,391)         24,899         (8,391)
 OTHER INCOME (EXPENSE)     200,111    (48,254)        300,418        (48,088)
                          ---------   --------   --------------       --------
TOTAL OTHER INCOME
   (EXPENSE)                 99,621   (139,295)         60,878       (199,593)

(LOSS) BEFORE
    INCOME TAXES         (1,120,329)(1,109,976)     (2,036,871)    (1,624,901)
 (RECOVERY OF)
    INCOME TAXES           (448,076)  (447,547)       (814,733)      (650,566)
                          --------- ----------   --------------  -------------

NET (LOSS)               $ (672,253) $(662,429)  $  (1,222,138)    $ (974,335)
                          =========   ========   ============        =========

NET(LOSS)PER COMMON SHARE $   (0.67) $   (0.66)  $       (1.22)    $    (0.97)
                           ========  ==========  ============        =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                    6/1/98        6/1/97
                                                      TO            TO
                                                   12/6/98       12/7/97
                                                 ---------    ----------


NET CASH (USED IN) OPERATING ACTIVITIES:       $(3,642,217)  $    57,905

CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE OF CERTIFICATES OF DEPOSIT                     0      (249,000)
 REDEMPTION OF CERTIFICATES OF DEPOSIT             249,000           0
 PROCEEDS FROM SALE OF ASSETS                       34,899         1,324
 PROPERTY AND EQUIPMENT ACQUISITIONS              (434,521)   (2,808,571)
                                                 ---------    -----------
NET CASH (USED IN) INVESTING ACTIVITES            (150,622)   (3,056,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER       3,370,132     5,152,691
 PROCEEDS FROM DRAWS ON CONSTRUCTION LOAN        2,606,915             0
 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER        (1,544,013)  (1,982,549)
                                                 ----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        4,433,034     3,170,142

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            640,195       171,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   150,005       122,322
                                                 ---------  ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  790,200   $   294,122
                                                 =========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST)         $  263,135   $   136,166
 INCOME TAXES (NET OF REFUNDS)                  $   (1,875)  $   157,532

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

CERTAIN AMOUNTS IN THE DECEMBER 7, 1997 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE DECEMBER 6, 1998 PRESENTATION.

NOTE 2 - MAY 31, 1998

THE BALANCE SHEET AT MAY 31, 1998 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

NOTE 3 - (LOSS) PER COMMON SHARE

(LOSS) PER COMMON SHARE IS BASED ON NET INCOME (LOSS) AFTER DEDUCTING DIVIDENDS PAID ON PREFERRED STOCK OF $0 FOR BOTH THE QUARTER AND TWO QUARTERS ENDED DECEMBER 6, 1998 AND DECEMBER 7, 1997. THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING WERE 1,008,368 AND 1,008,368 FOR THE QUARTERS ENDED DECEMBER 6, 1998 AND DECEMBER 7, 1997.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED DECEMBER 6, 1998 AND DECEMBER 7, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

THE COMPANY IS A DEFENDANT IN A LAWSUIT FILED BY AN INDIVIDUAL WHO IS SEEKING DAMAGES OF AN UNSPECIFIED AMOUNT, FOR ALLEGED PERSONAL INJURIES RESULTING FROM AN ACCIDENT OCCURRING ON THE COMPANY'S PROPERTY. THE COMPANY INTENDS TO VIGOROUSLY DEFEND THE CLAIM. THE COMPANY'S INSURANCE CARRIER PROVIDES DEFENSE AND COVERAGE FOR THIS CLAIM AND THE COMPANY'S PARTICIPATION HAS BEEN LIMITED TO ITS POLICY DEDUCTIBLE. SUCH AMOUNTS ARE CHARGED TO GENERAL AND ADMINISTRATIVE EXPENSE UPON SETTLEMENT.

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT DECEMBER 6, 1998 $1,750,000 WAS UNUSED OF THE $9,750,000 AVAILABLE UNDER THE INSTRUMENT. AT DECEMBER 7, 1997 $2,935,808 WAS UNUSED OF THE $8,750,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAS A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDES FOR A $3,900,000 LINE OF CREDIT WHICH IS DUE AND PAYABLE ON SEPTEMBER 1, 1999. AT DECEMBER 6, 1998 $1,132,020 WAS UNUSED AND AVAILABLE FOR BORROWING UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT PRIME PLUS 0.5%.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE FIRST QUARTERS OF 1998 AND 1999 IS SUMMARIZED AS FOLLOWS:

                                       SKI AREA    REAL ESTATE   CONSOLIDATED
                                       --------    -----------   ------------


QUARTER ENDED 12/6/98
 TOTAL REVENUE                     $   451,136    $         0    $    451,136
 OPERATING PROFIT (LOSS)           $(1,152,513)   $   (67,437)   $ (1,219,950)
 DEPRECIATION AND AMORTIZATION     $     7,633    $     3,813    $     11,446
 IDENTIFIABLE ASSETS               $16,034,969    $ 6,690,872    $ 22,725,841
 CAPITAL EXPENDITURES              $   186,412    $         0    $    186,412

QUARTER ENDED 12/7/97
 TOTAL REVENUE                     $   505,411    $     3,500  $      508,911
 OPERATING PROFIT (LOSS)           $  (931,001)   $   (39,679) $    (970,680)
 DEPRECIATION AND AMORTIZATION$    $    11,010    $     4,431  $       15,441
 IDENTIFIABLE ASSETS               $16,145,299    $ 2,970,605  $   19,115,904
 CAPITAL EXPENDITURES              $   912,403    $         0  $      912,403

6/1/98 TO 12/6/98
 TOTAL REVENUE                    $  1,327,893    $         0  $    1,327,893
 OPERATING PROFIT (LOSS)          $ (1,942,092)   $  (155,657) $   (2,097,749)
 DEPRECIATION AND AMORTIZATION    $     17,809    $     8,897  $       26,706
 IDENTIFIABLE ASSETS              $ 16,034,969    $ 6,690,872  $   22,725,841
 CAPITAL EXPENDITURES$            $    434,521    $         0  $      434,521

6/1/97 TO 12/7/97
 TOTAL REVENUE                    $  1,312,725    $   588,292  $    1,901,017
 OPERATING PROFIT (LOSS)          $ (1,778,051)   $   352,742  $   (1,425,309)
 DEPRECIATION AND AMORTIZATION    $     20,650    $    10,339  $       30,989
 IDENTIFIABLE ASSETS              $ 16,145,299    $ 2,970,605  $   19,115,904
 CAPITAL EXPENDITURES             $  2,808,571    $         0  $    2,808,571

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                           FOR THE PERIOD
                                                       6/ 1/98        6/ 1/97
                                                         TO             TO
                                                       12/6/98        12/7/97
                                                   -----------    -----------


GROSS REVENUES                                    $ 1,327,893  $   1,901,018

NET LOSS                                          $(1,222,138) $    (974,335)

LOSS PER COMMON SHARE                             $     (1.21)  $      (0.97)

TOTAL ASSETS                                      $22,725,841  $  19,115,903

LONG-TERM DEBT LESS CURRENT PORTION               $ 8,000,000  $   5,814,192


RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

REVENUES

REVENUES FOR THE SECOND QUARTER ENDING DECEMBER 6, 1998 WERE $451,136, A DECLINE OF $57,775 OR 11% OVER THE SAME QUARTER OF THE PRIOR YEAR. THE DECLINE IS DUE PRIMARILY TO A CHANGE IN THE TIMING OF RECOGNITION OF REVENUE FROM THE SALE OF THE COMPANY'S FREQUENT SKIER CARD. THE RECOGNITION OF THE DEFERRED REVENUE WILL TAKE PLACE IN THE THIRD AND EARLY FOURTH QUARTERS OF THE COMPANY'S FISCAL YEAR.

REVENUE FROM FOOD, BEVERAGE & RETAIL AS WELL AS LEASE, MANAGEMENT AND OTHER FEES ALL SHOWED INCREASES FROM THE PRIOR YEAR DUE TO BETTER SNOW CONDITIONS AT THE START OF THE COMPANY'S WINTER OPERATING SEASON.

THE COMPANY EXPERIENCED NO REAL ESTATE SALES IN THE FIRST QUARTER OF THE YEAR. THE COMPANY DOES EXPECT REAL ESTATE SALES IN ITS THIRD QUARTER WHEN IT COMPLETES CONSTRUCTION OF ITS KINTLA LODGE CONDOMINIUM PROJECT.

YEAR TO DATE REVENUES DECLINED 30% OR $573,125 FROM THE PRIOR YEAR. THE LACK OF REAL ESTATE SALES IN THE CURRENT FISCAL YEAR ALONG WITH THE DEFERRAL OF REVENUE FROM THE COMPANY'S FREQUENT SKIER CARD ACCOUNT FOR THIS DECLINE.

OPERATING EXPENSES

OPERATING COSTS AND EXPENSES INCREASED IN THE SECOND QUARTER BY $191,494 OR 13% FROM THE PRIOR YEAR. THE INCREASE IS A RESULT OF INCREASED EXPENDITURES FOR MARKETING AND PAYROLL & RELATED EXPENSES. THE COMPANY EXPECTS TO SEE INCREASED MARKETING EXPENDITURES FOR THE REMAINDER OF THIS FISCAL YEAR.

EXCLUDING COSTS OF REAL ESTATE SALES, THE COMPANY'S YEAR-TO-DATE OPERATING EXPENSES HAVE INCREASED BY 7% OVER THE PRIOR YEAR.

OTHER INCOME

OTHER INCOME IN THE SECOND QUARTER AND YEAR-TO-DATE REFLECT REVENUES EARNED FROM SALES OF TIMBER ON THE COMPANY'S BASE AREA LANDS. THE REVENUE RECEIVED IS OF A ONE-TIME NATURE AS THE COMPANY DOES NOT EXPECT TO HARVEST ANY MORE TIMBER IN THE NEAR FUTURE.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED DECEMBER 6, 1998 WAS $129,261, AN INCREASE OF $46,612 OR 56% HIGHER THAN THE SECOND QUARTER LAST YEAR. INTEREST EXPENSE ROSE BY $129,401 OR 90% OVER THE FIRST TWO QUARTERS VERSUS THE SAME QUARTERS OF THE PRIOR YEAR. THESE INCREASES ARE DUE TO HIGHER LEVELS OF BORROWING ON THE COMPANY'S LINE OF CREDIT DUE TO THE COMPANY'S LARGE CAPITAL EXPANSION PROGRAM DURING THE FIRST TWO QUARTERS OF THE PRIOR FISCAL YEAR COUPLED WITH THE NEGATIVE CASH FLOW GENERATED FROM OPERATIONS IN THE PRIOR FISCAL YEAR. THE YEAR TO DATE INTEREST EXPENSE OF $273,761 FOR FISCAL 1999 AND $144,360 FOR FISCAL 1998 IS NET OF CONSTRUCTION PERIOD INTEREST OF $59,530 AND $19,323 IN THE RESPECTIVE PERIODS.

THE SECOND QUARTER NET LOSS OF $672,253 WAS $9,824 OR 1% MORE THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET LOSS OF $1,222,138 WAS $247,803 OR 25% MORE THAN DURING THE SAME TIME PERIOD LAST YEAR.

A LOSS FOR THIS INTERIM PERIOD IN ANY YEAR IS NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR, BUT INSTEAD REFLECTS THE SEASONAL NATURE OF THE COMPANY'S BUSINESS. THE COMPANY'S MAIN PERIODS OF BUSINESS ARE FROM MID-NOVEMBER THROUGH MID-APRIL. HISTORICALLY, THE FIRST AND SECOND QUARTERS, ESPECIALLY TAKEN INDIVIDUALLY, BEAR LITTLE COMPARATIVE VALUE.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL OF $(3,244,727) AT THE END OF THE SECOND QUARTER OF FISCAL 1999 INCREASED FROM WORKING CAPITAL OF $(1,934,738) AT DECEMBER 7, 1997. THE INCREASE IS DUE PRIMARILY TO THE ADDITION OF THE CONSTRUCTION LOAN FOR THE COMPANY'S CONDOMINIUM PROJECT. THE CONSTRUCTION LOAN IS DUE ON SEPTEMBER 1, 1999.

THE COMPANY IS STILL AWAITING THE INCOME TAX REFUNDS DUE FROM THE FISCAL YEAR ENDED MAY 31, 1998. THE REFUNDS ACCOUNT FOR $273,690 OF THE $1,087,805 OF INCOME TAX REFUND RECEIVABLE.

THE COMPANY HAS NOT DECLARED ANY TYPE OF DIVIDEND IN FISCAL 1999.

DEPOSITS AND OTHER UNEARNED INCOME IS $969,200 LOWER THAN AT THE END OF THE SECOND QUARTER OF THE PRIOR YEAR. THE DECREASE IS DUE TO THE COMPANY'S ELIMINATION OF ITS PRESEASON LIFT TICKET VOUCHERS IN THE CURRENT FISCAL YEAR.

TOTAL LIABILITIES OF $15,467,510 REPRESENTS 213% OF STOCKHOLDERS' EQUITY AT DECEMBER 6, 1998, UP FROM $11,266,437 OR 144% OF STOCKHOLDERS' EQUITY AT DECEMBER 7, 1997.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT WHICH PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT DECEMBER 6, 1998, THERE WAS $8,000,000 BORROWED WITH $1,750,000 OF UNUSED CAPACITY ON THE $9,750,000 LINE OF CREDIT. IN ORDER TO FINANCE THE CONSTRUCTION OF A CONDOMINIUM PROJECT THE COMPANY HAS OBTAINED A CONSTRUCTION LOAN IN THE FORM OF A LINE OF CREDIT. THE $3,900,000 LINE OF CREDIT MATURES ON SEPTEMBER 1, 1999. AT DECEMBER 13, 1998, THERE WAS $2,767,980 BORROWED WITH $1,132,020 OF UNUSED CAPACITY ON THE $3,900,000 CONSTRUCTION LOAN.

YEAR 2000

THE YEAR 2000 ("Y2K") PROBLEM RELATES TO COMPUTER SYSTEMS AND EMBEDDED CHIPS WITH PROGRAMMING CODES IN WHICH CALENDAR YEAR DATA IS ABBREVIATED TO ONLY TWO DIGITS. AS A RESULT OF THIS DESIGN, SOME SYSTEMS COULD FAIL TO OPERATE OR FAIL TO PRODUCE CORRECT RESULTS IN THE YEAR 2000 IF "00" IS INTERPRETED TO MEAN THE YEAR 1900, RATHER THAN THE YEAR 2000. AS A RESULT, COMPANIES ARE AT RISK FOR POSSIBLE MISCALCULATIONS OR FAILURES IN EITHER THEIR OWN SYSTEMS OR THE SYSTEMS OF THIRD PARTIES WHICH COULD CAUSE DISRUPTION IN BUSINESS OPERATIONS.

THE COMPANY HAS IMPLEMENTED A PROJECT (THE "PROJECT") TO ADDRESS THE Y2K ISSUES THAT COULD AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION. THE PROJECT ADDRESSES INFORMATION TECHNOLOGY ("IT") SYSTEMS AND SOFTWARE APPLICATIONS AS WELL AS NON-IT SYSTEMS, INCLUDING BOTH THOSE USED INTERNALLY BY THE COMPANY AND THOSE USED BY CERTAIN THIRD PARTIES WITH WHOM THE COMPANY DOES BUSINESS. THE PROJECT IS ORGANIZED INTO SIX PHASES: (1) INVENTORY OF ALL SYSTEMS AND APPLICATIONS OF THE COMPANY AS WELL AS THOSE OF CERTAIN THIRD-PARTY SUPPLIERS AND SERVICE PROVIDERS TO IDENTIFY ALL POTENTIAL Y2K PROBLEMS; (2) ASSESSMENT OF Y2K COMPLIANCE FOR EACH SYSTEM AND APPLICATION SO IDENTIFIED; (3) CORRECTION/REMEDIATION OF THOSE SYSTEMS AND APPLICATIONS DETERMINED NOT TO BE Y2K COMPLIANT; (4) TESTING OF CORRECTED/REMEDIATED SYSTEMS AND APPLICATIONS; (5) IMPLEMENTATION OF NEW AND/OR CORRECTED SYSTEMS AND APPLICATIONS; AND (6) CONTINGENCY PLANNING. THE COMPANY EXPECTS ALL OF ITS INTERNAL SYSTEMS AND SOFTWARE APPLICATIONS TO BE Y2K COMPLIANT BEFORE JANUARY 1, 2000.

THE INVENTORY AND ASSESSMENT PHASES OF THE PROJECT WERE COMPLETED AS OF OCTOBER 21, 1998 FOR ALL OF THE COMPANY'S INTERNAL SYSTEMS AND SOFTWARE APPLICATIONS. THE COMPANY HAS DETERMINED THAT CERTAIN OF ITS SYSTEMS AND APPLICATIONS ARE ALREADY Y2K COMPLIANT, AND THE COMPANY HAS BEGUN THE CORRECTION/REMEDIATION PHASE WITH RESPECT TO ITS OTHER SYSTEMS AND APPLICATIONS. THE TESTING PHASE WILL BE ONGOING AS HARDWARE OR SYSTEM SOFTWARE IS ADDED, REMEDIATED, UPGRADED OR REPLACED.

THE COMPANY IS ALSO IN THE PROCESS OF IDENTIFYING AND CONTACTING THIRD PARTIES WITH WHOM THE COMPANY HAS MATERIAL RELATIONSHIPS IN ORDER TO VERIFY THEIR Y2K READINESS. THESE THIRD PARTIES INCLUDE UTILITY PROVIDERS, TELECOMMUNICATIONS PROVIDERS, MANUFACTURERS OF SKI LIFTS, AS WELL AS SERVICE PROVIDERS SUCH AS FINANCIAL INSTITUTIONS AND COMPANIES WHICH PROVIDE EMPLOYEE BENEFITS SERVICES TO THE COMPANY. THE FAILURE OF SUCH THIRD PARTIES TO CORRECT MATERIAL Y2K PROBLEMS COULD RESULT IN AN INTERRUPTION IN, OR A FAILURE OF, CERTAIN NORMAL BUSINESS ACTIVITIES OR OPERATIONS OF THE COMPANY, AND SUCH FAILURES COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

THE COMPANY CURRENTLY ESTIMATES THE ENTIRE PROJECT WILL BE COMPLETED BY MAY 31, 1999. IN THE EVENT THAT UNFORESEEN CIRCUMSTANCES PREVENT THE COMPANY FROM COMPLETING THE PROJECT BY THIS DATE, THE PROJECT TIMETABLE ALLOWS SUFFICIENT TIME FOR THE COMPANY TO CONCLUDE THE PROJECT PRIOR TO JANUARY 1, 2000.

THE TOTAL COST ASSOCIATED WITH THE PROJECT, INCLUDING THE REPLACEMENT COST OF ANY NON-Y2K COMPLIANT SYSTEMS, SOFTWARE OR HARDWARE, IS NOT EXPECTED TO BE MATERIAL TO THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION. COSTS INCURRED IN CONNECTION WITH THE PROJECT ARE EXPENSED AS INCURRED, EXCEPT FOR THE COST OF REPLACEMENT SYSTEMS OR HARDWARE WHICH WILL BE CAPITALIZED AND DEPRECIATED OVER THEIR ESTIMATED USEFUL LIVES. PROJECT COSTS ARE BEING FUNDED THROUGH OPERATING CASH FLOWS.

DUE TO THE GENERAL UNCERTAINTY INHERENT IN THE Y2K PROBLEM, RESULTING IN PART FROM THE UNCERTAINTY OF THE Y2K READINESS OF THIRD-PARTY SUPPLIERS AND SERVICE PROVIDERS, THE COMPANY IS UNABLE TO DETERMINE AT THIS TIME WHETHER THE CONSEQUENCES OF Y2K FAILURES WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS, LIQUIDITY OR FINANCIAL CONDITION. HOWEVER, THE COMPANY COULD BE MATERIALLY ADVERSELY AFFECTED BY A TEMPORARY INABILITY TO CONDUCT BUSINESS IN THE ORDINARY COURSE FOR A PERIOD OF TIME AFTER JANUARY 1, 2000 THROUGH A FAILURE TO IDENTIFY AND REMEDIATE ALL ITS SUSCEPTIBLE SYSTEMS OR IF THIRD-PARTY VENDORS AND SUPPLIERS WHOSE SYSTEMS AND OPERATIONS IMPACT THE COMPANY DID NOT BECOME Y2K COMPLIANT IN TIME. THIS COULD RESULT IN THE INABILITY TO OPERATE SKI LIFTS OR PROVIDE ESSENTIAL GUEST SERVICES ON SCHEDULE WHICH COULD CAUSE A DECREASE IN THE COMPANY'S REVENUES. COMPLETION OF THE ASSESSMENT PHASE OF THE PROJECT IN PARTICULAR, THE ASSESSMENT OF THE Y2K READINESS OF ITS CRITICAL VENDORS AND SERVICE PROVIDERS IS EXPECTED TO SIGNIFICANTLY REDUCE THE COMPANY'S LEVEL OF UNCERTAINTY ABOUT THE Y2K PROBLEM. TO THE EXTENT THAT THIRD-PARTY RESPONSES TO THE COMPANY'S Y2K COMPLIANCE QUESTIONNAIRES OR THE COMPANY'S TESTING OF SUCH RESPONSES ARE UNSATISFACTORY, THE COMPANY WILL CREATE CONTINGENCY PLANS WHICH COULD INCLUDE CHANGING VENDORS OR SERVICE PROVIDERS TO THOSE WHO HAVE DEMONSTRATED Y2K READINESS.

THE PROJECT IS AN ONGOING PROCESS AND THE ESTIMATES OF COSTS AND COMPLETION DATES DESCRIBED ABOVE ARE SUBJECT TO CHANGE.

INFORMATION AND STATEMENTS CONTAINED HEREIN REGARDING THE COMPANY'S Y2K PROJECT ARE "YEAR 2000 READINESS DISCLOSURES" AS DEFINED BY THE YEAR 2000 INFORMATION AND READINESS DISCLOSURES ACT OF 1998, ENACTED ON OCTOBER 19, 1998.

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

ITEM 1.    LEGAL PROCEEDINGS

           REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 5.    OTHER INFORMATION
           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               3.1  ARTICLES OF INCOPORATION

               3.2  BY-LAWS

           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 6, 1998.

                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WINTER SPORTS, INC.
                                                --------------------

                                                    (REGISTRANT)


DATE:    JANUARY 15, 1999                 /S/MICHAEL J. COLLINS
                                          MICHAEL J. COLLINS
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

DATE:    JANUARY 15, 1999                 /S/JOANN M. GOULD
                                          JOANN M. GOULD
                                          CONTROLLER & ASSISTANT SECRETARY
                                          (PRINCIPAL ACCOUNTING OFFICER)

DATE:    JANUARY 15, 1999                 /S/THOMAS E. CULLEN
                                          THOMAS E. CULLEN
                                          TREASURER