Form 10QSB
period 1999-02-28
WINTER SPORTS INC /NEW
filed 1999-04-14
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


       FOR THE TRANSITION PERIOD FROM         TO
                                      -------    -------


                          COMMISSION FILE NO. 0-15030


                              WINTER SPORTS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



         MONTANA                                                81-0221770
--------------------                                    -------------------

(STATE OF INCORPORATION)                              (I.R.S. EMPLOYER I.D. NO.)

                    P.O. BOX 1400, WHITEFISH, MONTANA  59937
                    ----------------------------------------

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (406) 862-1900
                                                        ==============



                                   ---------
 FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS, AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X         NO
                                                               -------        --

AS OF APRIL 9, 1999 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.


TRANSITION SMALL BUSINESS DISCLOSURE FORMAT YES    NO  X
                                                --    ------

                              WINTER SPORTS, INC.

                                     INDEX

                                                                   PAGE NO.



PART I.  FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
             AT:
               FEBRUARY 28, 1999
               MARCH 1, 1998
               MAY 31, 1998

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE PERIODS:
               DECEMBER 7, 1998 - FEBRUARY 28, 1999
               DECEMBER 8, 1997 - MARCH 1, 1998
               JUNE 1, 1998 - FEBRUARY 28, 1999
               JUNE 1, 1997 - MARCH 1, 1998

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS:
               JUNE 1, 1998 - FEBRUARY 28, 1999
               JUNE 1, 1997 - MARCH 1, 1998

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES




                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            2/28/99       3/1/98      5/31/98
                                         ----------   ----------   ----------

ASSETS
------

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS              $   530,064  $   320,471  $   150,005
 CERTIFICATES OF DEPOSIT                          0      249,000      249,000
 RECEIVABLES (NET OF RESERVE FOR BAD
 DEBTS OF $11,090, $16,539 AND $14,690,
 RESPECTIVELY)                              153,010      120,986       67,197
 RECEIVABLES - RELATED PARTIES                1,711        2,465        5,432
 INCOME TAX REFUND RECEIVABLE               325,555        8,121      275,615
 CURRENT DEFERRED TAX ASSET                  51,767       55,020       51,767
 INVENTORIES                                511,427      529,561      405,566
 PREPAID EXPENSES                           199,336      212,615      163,567
                                         ----------   ----------   ----------

TOTAL CURRENT ASSETS                      1,772,870    1,498,239    1,368,149
                                         ----------   ----------   ----------


PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST         22,504,766   18,911,020   22,465,183
  ACCUMULATED DEPRECIATION AND
  AMORTIZATION                          (11,627,938) (10,446,376) (10,823,427)
                                         ----------   ----------   ----------

                                         10,876,828    8,464,644   11,641,756
  CONSTRUCTION IN PROGRESS                1,035,012    5,568,378    2,645,350
  LAND AND DEVELOPMENT COSTS              6,050,450    2,102,535    2,115,106
                                         ----------   ----------   ----------

NET PROPERTY AND EQUIPMENT               17,962,290   16,135,557   16,402,592
                                         ----------   ----------   ----------


OTHER ASSETS                                280,685      288,776      282,044
                                         ----------   ----------   ----------


TOTAL ASSETS                            $20,015,845  $17,922,572  $18,052,785
                                         ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                       $ 1,012,042  $   721,994  $ 1,044,474
 ACCOUNTS PAYABLE - RELATED PARTIES               0       63,892       79,065
 EMPLOYEE COMPENSATION AND RELATED
 EXPENSES                                   385,290      340,193      174,998
 TAXES OTHER THAN INCOME AND PAYROLL         89,229      220,780      120,140
 INCOME TAXES PAYABLE                             0            0           50
 CURRENT PORTION OF LONG-TERM DEBT           61,628            0            0
 DEPOSITS AND OTHER UNEARNED INCOME         804,637    1,164,408      451,507
 OTHER CURRENT LIABILITIES                    9,121        2,583        5,583
                                         ----------   ----------   ----------

TOTAL CURRENT LIABILITIES                 2,361,947    2,513,850    1,875,817
LONG-TERM DEBT, LESS CURRENT PORTION      8,299,213    5,252,602    6,334,945
DEFERRED INCOME TAXES                     1,361,554    1,343,227    1,361,554
                                         ----------   ----------   ----------

TOTAL LIABILITIES                        12,022,714    9,109,679    9,572,316
                                         ----------   ----------   ----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 PREFERRED STOCK (950 SHARES AUTHORIZED;
 $100 PAR  VALUE; 4% CUMULATIVE; 0, 245
 AND 0 SHARES OUTSTANDING)                       0       24,500            0
 COMMON STOCK (5,000,000 SHARES AUTHORIZED;
 NO PAR VALUE;1,008,368, 1,008,368 AND
 1,008,368 SHARES OUTSTANDING)            4,099,174    4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL                  20,519       20,519       20,519
 RETAINED EARNINGS                        3,873,438    4,668,703    4,360,776
                                         ----------   ----------   ----------

TOTAL SHAREHOLDERS' EQUITY                7,993,131    8,812,896    8,480,469
                                         ----------   ----------   ----------


TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $20,015,845  $17,922,575  $18,052,785
                                         ==========   ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THIRD QUARTER             YEAR TO DATE
                                   -------------             ------------

                               12/7/98      12/8/97      6/1/98        6/1/97
                                  TO           TO           TO           TO
                               2/28/99       3/1/98      2/28/99       3/1/98
                            ----------   ----------   ----------   ----------

REVENUE
 LIFTS                     $ 3,005,625  $ 2,961,929  $ 3,467,462  $ 3,508,380
 FOOD, BEVERAGE & RETAIL       869,158      869,997    1,314,616    1,283,169
 EQUIPMENT RENTAL & REPAIR     390,381      356,224      427,911      385,834
 LODGING                       108,173       86,827      174,808      149,538
 LEASE, MANAGEMENT & OTHER
  FEES                         761,975      701,414    1,043,197      927,059
 LEASE, MANAGEMENT & OTHER
  FEES - RELATED PARTIES        38,974       37,528       74,186       78,165
 REAL ESTATE SALES           1,736,797      335,000    1,736,797      917,792
                            ----------   ----------   ----------   ----------

TOTAL REVENUE                6,911,083    5,348,919    8,238,977    7,249,937
                            ----------   ----------   ----------   ----------


COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS       716,460      615,357    1,231,095    1,210,738
 DEPRECIATION - LIFTS          494,127      401,665      494,127      401,665
 COST OF FOOD, BEVERAGE &
  RETAIL                       341,751      332,955      515,437      487,241
 COST OF REAL ESTATE SALES   1,522,587      116,565    1,522,587      253,681
 PAYROLL & RELATED EXPENSES  1,102,332      981,187    2,244,381    2,014,739
 DIRECT EXPENSES               511,501      347,829    1,028,596      844,842
 DIRECT EXPENSES - RELATED
  PARTIES                        5,000       39,605        6,347       39,605
 MARKETING                     419,600      277,180    1,008,435      696,067
 MARKETING - RELATED PARTIES        35          200        1,094        3,988
 DEPRECIATION & AMORTIZATION   286,961      293,814      313,668      324,803
 GENERAL & ADMINISTRATIVE      177,184      237,016      621,887      686,907
 GENERAL & ADMINISTRATIVE  -
  RELATED PARTIES                6,784        8,273       22,312       13,696
                            ----------   ----------   ----------   ----------

TOTAL COSTS AND EXPENSES     5,584,322    3,651,646    9,009,966    6,977,972
                            ----------   ----------   ----------   ----------

OPERATING INCOME (LOSS)      1,326,761    1,697,273     (770,989)     271,965
                            ----------   ----------   ----------   ----------


OTHER INCOME (EXPENSE)
 INTEREST INCOME                10,138            0       19,460        1,226
 INTEREST EXPENSE             (155,281)     (97,004)    (429,041)     241,343)
 GAIN (LOSS) OF DISPOSAL
  OF ASSETS                          0        6,215       24,899       (2,176)
 OTHER INCOME (EXPENSE)         42,358          242      342,776      (47,847)
                             ---------   ----------   ----------   ----------

TOTAL OTHER INCOME (EXPENSE)  (102,785)     (90,547)     (41,906)    (290,140)
                             ---------   ----------   ----------   ----------


INCOME (LOSS) BEFORE
INCOME TAX                    1,223,976    1,606,726     (812,895)    (18,175)
 PROVISION FOR (RECOVERY OF)
 INCOME TAX                     489,178      643,296     (325,556)     (7,270)
                             ----------   ----------   ----------  ----------

NET INCOME (LOSS)           $   734,798  $   963,430  $  (487,339) $  (10,905)
                             ==========   ==========   ==========   =========

NET INCOME (LOSS) PER
 COMMON SHARE               $      0.73  $      0.96  $     (0.48) $     0.01)
                             ==========   ==========   ==========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                         6/1/98       6/1/97
                                                           TO           TO
                                                         2/28/99       3/1/98
                                                      ----------   ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  $(1,142,575) $   642,952
                                                      ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF CERTIFICATES OF DEPOSIT                          0     (249,000)
  REDEMPTION OF CERTIFICATES OF DEPOSIT                  249,000            0
  PROCEEDS FROM SALES OF ASSETS                           34,899       18,324
  PROPERTY AND EQUIPMENT ACQUISITIONS                   (787,161)  (2,822,679)
                                                      ----------   ----------

NET CASH (USED IN) INVESTING ACTIVITIES                 (503,262)  (3,053,355)
                                                      ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER            5,407,344    7,078,132
  PROCEEDS FROM DRAWS ON CONSTRUCTION LOAN             3,738,935            0
  PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER            (5,478,881)  (4,469,580)
  PRINCIPAL PAYMENTS ON CONSTRUCTION LOAN             (1,641,502)           0
                                                      ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              2,025,896    2,613,152
                                                      ----------   ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     380,059      198,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         150,005      122,322
                                                      ----------   ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   530,064  $   320,471
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  INTEREST (NET OF CAPITALIZED INTEREST)             $   412,235  $   241,597
  INCOME TAXES (NET OF REFUNDS)                      $  (275,565) $   157,832

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1998.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSAARY FOR THE FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.

CERTAIN AMOUNTS IN THE MARCH 1, 1998 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE FEBRUARY 28, 1999 PRESENTATION.

NOTE 2 - MAY 31, 1998


THE BALANCE SHEET AT MAY 31, 1998 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS OF THAT DATE.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING WERE 1,008,368 AND 1,008,368 FOR THE QUARTERS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATION OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUE DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

THE COMPANY IS A DEFENDANT IN A LAWSUIT FILED BY AN INDIVIDUAL WHO IS SEEKING DAMAGES OF AN UNSPECIFIED AMOUNT, FOR ALLEGED PERSONAL INJURIES RESULTING FROM AN ACCIDENT OCCURRED ON THE COMPANY'S PROPERTY. THE COMPANY INTENDS TO VIGOROUSLY DEFEND THE CLAIM. THE COMPANY'S INSURANCE CARRIER PROVIDES DEFENSE AND COVERAGE FOR THIS CLAIM AND THE COMPANY'S PARTICIPATION HAS BEEN LIMITED TO ITS POLICY DEDUCTIBLE. SUCH AMOUNTS ARE CHARGED TO GENERAL AND ADMINISTRATIVE EXPENSE UPON SETTLEMENT.

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT FEBRUARY 28, 1999 $3,647,657 WAS UNUSED AND AVAILABLE UNDER THE $9,750,000 INSTRUMENT. AT MARCH 1, 1998 $3,497,398 WAS UNUSED OF THE $8,750,000 THEN AVAILABLE UNDER THE INSTRUMENT. THE INSTRUMENT WAS RESTRUCTURED IN JUNE OF 1998. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S REFERENCE RATE.

THE COMPANY ALSO HAS A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR THE FINANCING OF THE CONSTRUCTION OF THE KINTLA LODGE, A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDES FOR A $3,900,000 LINE OF CREDIT WHICH IS DUE AND PAYABLE ON SEPTEMBER 1, 1999. THE COMPANY HAS SECURED LONG-TERM FINANCING WITH WHITEFISH CREDIT UNION FOR THE PRINCIPAL BALANCE, IF ANY, AT SEPTEMBER 1, 1999. UNDER THE LONG-TERM FINANCING AGREEMENT $61,628 OF THE OUTSTANDING BALANCE IS CLASSIFIED AS A CURRENT LIABILITY AT FEBRUARY 28, 1999. THE LOAN BEARS INTEREST AT PRIME UNDER BOTH THE CURRENT INSTRUMENT AND UNDER THE LONG-TERM INSTRUMENT.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE THIRD QUARTER AND YEAR-TO-DATE FOR 1999 AND 1998 IS SUMMARIZED AS FOLLOWS:


                                        SKI AREA   REAL ESTATE   CONSOLIDATED
                                     ------------  ------------  ------------

THIRD QUARTER
-------------

QUARTER ENDED 2/28/99
  TOTAL REVENUE                      $  5,065,414  $  1,845,669  $  6,911,083
  OPERATING PROFIT (LOSS)            $  1,047,472  $    279,289  $  1,326,761
  DEPRECIATION AND AMORTIZATION      $    773,928  $      7,160  $    781,088
  IDENTIFIABLE ASSETS                $ 14,644,206  $  5,371,639  $ 20,015,845
  CAPITAL EXPENDITURES               $    352,640  $          0  $    352,640

QUARTER ENDED 3/1/98
  TOTAL REVENUE                      $  5,009,919  $    339,000  $  5,348,919
  OPERATING PROFIT (LOSS)            $  1,532,860  $    164,413  $  1,697,273
  DEPRECIATION AND AMORTIZATION      $    691,666  $      3,813  $    695,479
  IDENTIFIABLE ASSETS                $ 12,488,858  $  2,256,892  $ 17,922,574
  CAPITAL EXPENDITURES               $     14,108  $          0  $     14,108

6/1/98 TO 2/28/99
  TOTAL REVENUE                      $  6,391,936  $  1,847,041  $  8,238,977
  OPERATING PROFIT (LOSS)            $   (806,174) $     35,185  $   (770,989)
  DEPRECIATION AND AMORTIZATION      $    775,681  $     16,057  $    791,738
  IDENTIFIABLE ASSETS                $ 14,644,206  $  5,371,639  $ 20,015,845
  CAPITAL EXPENDITURES               $    787,161  $          0  $    787,161

6/1/97 TO 3/1/98
  TOTAL REVENUE                      $  6,328,145  $    921,792  $  7,249,937
  OPERATING PROFIT (LOSS)            $   (242,691) $    514,656  $    271,965
  DEPRECIATION AND AMORTIZATION      $    712,316  $     14,152  $    726,468
  IDENTIFIABLE ASSETS                $ 12,488,858  $  2,256,982  $ 17,922,574
  CAPITAL EXPENDITURES               $  2,822,679  $          0  $  2,822,679


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                        FOR THE       FOR THE
                                                        PERIOD        PERIOD
                                                        6/1/98        6/1/97
                                                          TO            TO
                                                       2/28/99        3/1/98
                                                  ------------  ------------

GROSS REVENUE                                      $  8,238,977  $  7,249,937

NET INCOME (LOSS)                                  $   (487,339) $    (10,905)

INCOME (LOSS) PER COMMON SHARE                     $      (0.48) $      (0.01)

TOTAL ASSETS                                       $ 20,015,845  $ 17,922,572

LONG-TERM DEBT LESS CURRENT PORTION                $  8,299,213  $  5,252,602


RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

REVENUES
--------


TOTAL REVENUES FOR THE THIRD QUARTER WERE $6,911,084, AN INCREASE OF $1,562,165 (29%) FROM THE SAME QUARTER OF THE PRIOR YEAR. THE INCREASE IS DUE TO HIGHER REAL ESTATE SALES. THE COMPANY COMPLETED A TWENTY UNIT CONDOMINIUM PROJECT AT THE BEGINNING OF THE QUARTER AND HAD SOLD SIX OF THE UNITS BY THE END OF THE THIRD QUARTER. LODGING REVENUES WERE 25% HIGHER IN THE THIRD QUARTER OF THIS YEAR COMPARED TO THE SAME QUARTER LAST YEAR.

YEAR TO DATE REVENUES WERE $989,040 HIGHER THAN THE PREVIOUS YEAR DUE PRIMARILY TO THE HIGHER REAL ESTATE SALES IN THE THIRD QUARTER. THE COMPANY EXPECTS REAL ESTATE SALES TO INCREASE THROUGH THE FOURTH QUARTER OF THIS YEAR.

OPERATING COSTS AND EXPENSES
----------------------------


TOTAL OPERATING COSTS AND EXPENSES INCREASED BY $1,932,677 (53%) FROM THE SAME QUARTER OF THE PREVIOUS YEAR. THE INCREASE WAS PRIMARILY DUE TO THE RESULTANT COSTS FROM THE SALES OF REAL ESTATE, ALTHOUGH THE COMPANY SAW INCREASED EXPENSES FOR DIRECT EXPENSES - LIFTS, PAYROLL & RELATED EXPENSES, DIRECT EXPENSES AND MARKETING.

YEAR TO DATE OPERATING COSTS AND EXPENSES HAVE INCREASED 29% OR $2,031,994. THE MAJORITY OF THESE COSTS ($1,268,906) WERE FROM THE COSTS OF REAL ESTATE SOLD. PAYROLL & RELATED EXPENSES AS WELL AS MARKETING EXPENSES INCREASED FROM THE PRIOR YEAR BY $229,642 AND $312,368, RESPECTIVELY. THE COMPANY EXPECTS TO SEE INCREASED MARKETING EXPENDITURES FOR THE REMAINDER OF THIS FISCAL YEAR.

OTHER INCOME AND EXPENSE
------------------------


INTEREST EXPENSE FOR THE QUARTER ENDED FEBRUARY 28, 1999 WAS $155,281, AN INCREASE OF $58,297 OR 60% HIGHER THAN THE THIRD QUARTER OF LAST YEAR. INTEREST EXPENSE ROSE BY $187,698 OR 78% OVER THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR. THESE INCREASES WERE DUE TO HIGHER LEVELS OF INTEREST BEARING DEBT FOR THE THIRD QUARTER AND THE FIRST THREE QUARTERS OF THE YEAR. THE YEAR TO DATE INTEREST EXPENSE OF $429,041 FOR FISCAL 1999 AND $241,343 FOR FISCAL 1998 IS NET OF CAPITALIZED CONSTRUCTION PERIOD INTEREST OF $78,507 AND $19,499 IN THE RESPECTIVE PERIODS.




NET INCOME (LOSS)
-----------------


THE THIRD QUARTER NET INCOME OF $734,798 WAS $228,632 OR 24% LESS THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET LOSS OF $487,339 WAS $476,434 MORE THAN DURING THE SAME TIME PERIOD LAST YEAR.

THE COMPANY'S MAIN PERIODS OF BUSINESS OCCUR IN ITS FISCAL THIRD QUARTER, FROM MID-NOVEMBER THROUGH MID-APRIL. DUE TO THE SEASONAL NATURE OF THE COMPANY'S BUSINESS, RESULTS IN ANY ONE QUARTER ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE THIRD QUARTER OF 1999 WAS $(527,450). THIS REPRESENTS AN INCREASE OF $488,161 FROM THE END OF THE SAME QUARTER LAST YEAR. THE INCREASE IS PRIMARILY DUE TO INCREASES IN CASH AND REFUNDABLE INCOME TAXES COUPLED WITH LOWER DEFERRED REVENUE COMPARED TO THE END OF THE SAME QUARTER LAST YEAR.

TOTAL LIABILITIES OF $12,022,714 REPRESENT 150% OF SHAREHOLDERS' EQUITY AT FEBRUARY 28, 1999 COMPARED TO $9,109,679 OR 103% OF SHAREHOLDERS' EQUITY AT MARCH 1, 1998.



MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON CASH REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REDUCING REVOLVING CREDIT AGREEMENT WHICH PROVIDES FLEXIBLE FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT FEBRUARY 28, 1999, THERE WAS $3,647,657 OUTSTANDING ON THE LINE OF CREDIT. FINANCING OF FUTURE DEVELOPMENT AND BUSINESS OPPORTUNITIES IS ANTICIPATED TO INCLUDE CASH GENERATED FROM OPERATIONS, ISSUANCE OF ADDITIONAL DEBT AND MAY ALSO INCLUDE ADDITIONAL EQUITY FINANCING.

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

         NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED FEBRUARY 28, 1999.




                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                    WINTER SPORTS, INC.
                                                    -------------------

                                                    (REGISTRANT)


DATE:     APRIL 9, 1999                             /S/ MICHAEL COLLINS
                                                    ----------------------

                                                    MICHAEL COLLINS
                                                    PRESIDENT AND CHIEF
                                                    EXECUTIVE OFFICER
                                                    (PRINCIPAL EXECUTIVE
                                                    OFFICER)


DATE:     APRIL 9, 1999                             /S/ JOANN M. GOULD
                                                    ----------------------

                                                    JOANN M. GOULD
                                                    CONTROLLER AND ASSISTANT
                                                    SECRETARY
                                                    (PRINCIPAL ACCOUNTING
                                                    OFFICER)

DATE:     APRIL 9, 1999                             /S/ THOMAS E. CULLEN
                                                    ----------------------

                                                    THOMAS E. CULLEN
                                                    TREASURER
                                                    (PRINCIPAL FINANCIAL
                                                    OFFICER)