Form 10KSB
period 1999-05-31
WINTER SPORTS INC /NEW
filed 1999-08-27
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended May 31, 1999, or

[   ]          Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the transition period from              to
                                             -------------   -------------

Commission File No. 0-15030

                              WINTER SPORTS, INC.
                              -------------------

             (Exact name of registrant as specified in its charter)

         Montana                                81-0221770
         -------                                ----------

(State of Incorporation)                (I.R.S. Employer I.D. No.)

                  P. O. Box 1400, Whitefish, Montana    59937
                  -------------------------------------------


Registrant's telephone number, including area code  (406) 862-1900
                                                    --------------


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

Registrant's revenues in its most recent fiscal year were $12,588,327.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 13, 1999 was $5,069,096. As of August 13, 1999, the number of shares outstanding of the registrant's common stock, no par value, was 1,008,368.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


Location in Form 10-KSB            Incorporated Document
-----------------------            ---------------------


Part III, Item 9, Item 10          Proxy Statement dated September 14, 1999
Item 11, Item 12                   to be filed with the Securities and
                                   Exchange Commission for the annual meeting of shareholders to be held on October 12, 1999.

Total number of pages, including cover page          Exhibit Index - page

                              WINTER SPORTS, INC.

                                  Form 10-KSB

                               Table of Contents
                               -----------------

                                                                       Page
Part I
------

Item  1 - Business............................................................

Item  2 - Properties .........................................................

Item  3 - Legal Proceedings ..................................................

Item  4 - Submission of Matters to a Vote of Security Holders ................

Part II
-------

Item  5 - Market for Common Stock and Related Stockholder Matters ............

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................

Item  7 - Financial Statements ...............................................

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................
Part III
--------

Item  9 - Directors and Executive Officers of the Registrant .................

Item 10 - Executive Compensation .............................................

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management .........................................................

Item 12 - Certain Relationships and Related Transactions .....................

Part IV
-------

Item 13 - Exhibits and Reports on Form 8-K ...................................

          Exhibit Index ......................................................

          Exhibits ...........................................................

Signatures ...................................................................
----------

                                     Part I
                                     ------

Item 1.  Business
-----------------

Winter Sports, Inc. d/b/a The Big Mountain Ski and Summer Resort (the
`Company'' or ``The Big Mountain''), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at The
Big Mountain, located eight miles north of Whitefish, Montana.
Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the `Forest Service''). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, restaurant operations, ancillary services, and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment. The Company owns approximately 600 acres in and around its base area which is available for commercial and residential development.

The ski facilities include eight chairlifts, two T-bar lifts and a platter lift, which service approximately 35 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Moguls Bar & Grille (food and beverage), the Alpine Lodge (cafeteria), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (food, beverage and retail) located at the summit of the mountain and the Outpost (cafeteria, ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires, four food and beverage operations, a day-care center, a photography shop, a snowmobile operation and a sleigh ride, wagon ride and summer horse back riding operation. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 33.51%, 39.72% and 40.92% of total revenues in 1998/99, 1997/98 and 1996/97, respectively. The Company has an all beverage liquor license and is designated as a `resort area'' for the issuance of additional resort retail liquor licenses.

During the 1992 fiscal year, twenty two condominiums located in the base area were purchased for resale to third parties. At May 31, 1999, only one condominium unit remains and the Company intends to retain ownership in that unit for the foreseeable future. Also in 1992, the Company began developing approximately seven percent of its fee simple land into single-family home lots and townhome lots, for the purpose of sale to interested parties. Sales of single-family and townhome lots began in 1993 when plat approval was received. The Company has developed 56 townhome lots and 71 single-family lots in four phases to date. In addition, four townhome units were constructed and sold by the Company. During the fiscal year ended May 31, 1999, the Company completed construction of Kintla Lodge, a mixed use condominium facility located at the entrance to the base area village. The facility consists of twenty residential condominiums, five commercial condominium bays and a lobby and owner's lounge. At May 31, 1999, ten residential condominiums remain available for sale. Thirteen single-family lots remain available for sale.

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

The ski resort business is highly competitive. The success of The Big Mountain's business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, energy shortages and the Canadian exchange rate. The profitability and growth of The Big Mountain's ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with The Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley and Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowmaking and grooming operations.

The land occupied by the mountain top restaurant (Summit House) and the Company's lift sites is subject to a 30-year term, special-use permit from the Forest Service expiring December 31, 2015, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.60% of applicable revenues. Payments for fiscal year 1999 were $95,683. Payments in 1998 and 1997 were $130,998 and $104,375, respectively.

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


Item 2.  Properties
-------------------

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

During 1997-98 the Company replaced Chair 7, a fixed-grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed that will transport guests to the top of the Company's tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year the Company began construction of a 52,000 square foot mixed use condominium project at the entrance of the Company's core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners' lounge and lobby, and five retail or commercial condominium units.

During 1998-99 the Company replaced the liner in its primary upper-mountain snowmaking reservoir, replaced the haul rope on its Glacier Chaser chairlift, installed new underground fuel tanks, purchased a new Bombardier groomer for its front-line fleet and replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also finished construction of Kintla Lodge, a mixed use condominium facility located at the entrance to the base area village. The facility consists of 20 residential condominiums, five commercial condominium bays and a lobby and owner's lounge. At May 31, 1999, ten residential condominiums remain available for sale and all of the commercial space was under lease to various businesses.

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits. Substantially all of the Company's assets, excluding lands designated for real estate development are encumbered to secure the Company's loans. See
Note 5 of the `Notes to Consolidated Financial Statements''.

The lengths and capacities of the Company's ski lifts are as follows:

Lifts               Type          Number *    Vertical Rise      Rides/Hour
-----               ----          --------    -------------      ----------

Glacier Chaser    Quad Chair       #1          2,088 ft.              2,400
Swift Creek       Double Chair     #2          1,116 ft.                950
Tenderfoot        Triple Chair     #3            434 ft.              1,070
Great Northern    Triple Chair     #4          1,360 ft.              1,575
Glacier View      Triple Chair     #5            840 ft.              1,800
Village Lift      Quad Chair       #6            280 ft.              1,500
Big Creek Express Quad Chair       #7          1,216 ft.              1,800
Hellroaring       Triple Chair     #11         1,281 ft.              1,800
T-Bar #1                                         572 ft.                925
T-Bar #2                                         148 ft.                120
Platter                                           60 ft.                750

* Chair numbers refer to numbers assigned in The Big Mountain's Resort Area Master Plan.

The Company's major buildings are as follows:
                                             Square Footage
                                             -------------

Building                                     Floor      Deck
--------                                     -----      ----
  Ski Lodge                                  17,494     3,500
  Chalet                                     11,428     1,080
  Alpine Lodge                               10,272
  Bierstube                                   3,860     2,000
  Big Mountain Ski Shop                       8,928
  Hibernation House                          15,360
  Summit House                               14,400     2,920
  Ski Hut                                       896
  Maintenance Building                        5,250
  Warehouse and Maintenance Building         15,360
  Ticket Sales Building                         850
  Barn                                        1,800
  Maintenance Shop on mountaintop             1,800
  Outpost Building                            8,904
  Marketing Building                          1,440
  Kintla Lodge Retail Space                   6,526

Item 3.  Legal Proceedings
--------------------------

The information appearing in Note 13 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.


                                    Part II
                                    -------

Item 5.  Market for Common Stock and Related Stockholder Matters
----------------------------------------------------------------

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

                                   1999                1998
                                   ----                ----

          Quarter             High      Low       High      Low
          -------             ----      ---       ----      ---


          1st               12.000   10.883     12.750   10.750
          2nd               12.000   11.000     14.750   10.750
          3rd               11.750    9.250     17.880   10.380
          4th                9.250    7.500     13.500   10.000

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

The approximate number of shareholders of record for the Company's common stock as of August 13, 1999 was 743.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues
--------

In 1999 consolidated revenues increased by 36% or $3,331,728.   The increase is
primarily due to the increase in real estate sales of $2,902,265 or 316% from 1998 to 1999. The increase in real estate sales was due mainly to sales of condominium units in Kintla Lodge as well as sales of single family home lots in Sunrise Ridge. The Company expects this trend to continue into the first quarter of fiscal year 2000. Revenue from lease, management and other fees increased by $313,461 or 25%. This increase is due to the rental revenue generated from the unsold units in Kintla Lodge. The Company expects to see a decline in revenue from this source as the remaining units in the project are sold. Revenue from equipment rental and repair increased by 23% or $118,438 as the Company's guests are renting rather than purchasing ski and snowboard equipment. The Company expects this trend to continue in the coming fiscal year.

Skier visits increased by 14,636 or 7% in 1999 due primarily to the Company's increased marketing efforts and the removal of the scare created by El Nino in the prior year. The Company continues to see poor performance from its Canadian markets as the weakness of the Canadian dollar continues. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company's four major markets are: the Pacific Northwest, Canada, the Midwest and the local drive market. The Company plans to continue and expand its marketing programs in all of its markets.

In 1998 revenues declined by $893,926 or 9%. Although real estate sales increased by $195,584 from 1997, a lack of adequate snowfall at the beginning of the ski season resulted in a decline in skier visits for the year. Lift revenue was off by 12% ($611,819) from 1997, while food, beverage and retail revenue decreased by 21% ($423,364). Despite the decline in skier visits, equipment rental and repair managed to increase by 2% or $10,003.

Skier visits decreased by 62,810 (23%) in 1998 due primarily to a lack of adequate snowfall at the beginning of the ski season and a decline in sales of the Company's discounted pre-season vouchers. Sales of the pre-season vouchers decreased by 62% (62,282) from 1997 as the price was increased from $23 to $28 (22%).

Operating Expenses
------------------

Operating costs and expenses in 1999 were $13,058,297 compared to $9,414,345 in 1998. The $3,643,950 or 39% increase was primarily attributable to the increase in costs of real estate sales. Of the $2,283,469 increase in cost of real estate sales, most of the increase was due to the sale of ten condominium units in Kintla Lodge. The company also saw significant increases in marketing, direct expenses and payroll and related expenses as the Company continued to expand its marketing presence and focus on providing outstanding service to its customers. The cost of food, beverage and retail rose approximately 118%.

In 1998, operating costs and expenses decreased by 0.5% or $50,608. Increases in Marketing, Depreciation - Lifts and Cost of Real Estate Sales were, in essence, offset by decreases in Direct Expenses - Lifts, Payroll and Related Expenses, and the Cost of Food, Beverage and Retail. The increase in marketing costs are part of a continuing plan to recapture the Company's share of the Canadian market as well as expand its share of the domestic market. The Company anticipates that it will further increase its expenditures for Marketing into the next fiscal year. Depreciation - Lifts increased due to the installation of a $2,400,000 high-speed, quad chairlift. The Cost of Real Estate Sales increased in proportion to the increase in Real Estate Sales. Due to the decline in skier visits from the prior year both the Cost of Food, Beverage and Retail and Direct Expenses - Lifts declined from the prior year.

Interest Income/Expense and Other Income/Expense
------------------------------------------------


In 1999, interest expense was $565,677 compared to $348,070 in 1998, a 63% increase. The increase was the result of the post construction interest charges related to Kintla Lodge and a higher level of debt throughout most of the fiscal year on the Company's operating line of credit. Capitalized interest in 1999 was $76,938 compared to $22,628 in 1998.

During 1999 the Company received $205,568 in proceeds from sale of timber that was selectively thinned from the Company's land holdings. The thinning process is expected to continue into the first quarter of the next fiscal year. The revenue generated from this process will not occur again for several years.

During 1998, interest expense increased by $158,376 or 83% from 1997. This increase was due to the higher level of interest bearing debt the Company incurred from its capital projects and the decline in cash flow from operations. During 1998, the Company capitalized interest of $22,628, a $14,898 increase over the prior year.

The Company charged against income $75,739 of Construction in Progress costs in 1998 that are not expected to be utilized within the foreseeable future.

During 1997 the Company charged against income $124,550 of planning costs carried in Construction in Progress and $5,446 of planning costs carried in Other Assets. The charge relates to certain elements of master planning costs for long-term resort development which are not expected to be utilized within the foreseeable future.

Income Taxes and Net Income
---------------------------

The pre-tax loss in 1999 fell to ($641,530) compared to ($568,485) in 1998. The income tax benefit generated from the net operating loss in 1999 was ($204,221) producing an effective tax rate of (32%) compared to (44%) in 1998.

Net income (loss) in 1999 fell to ($437,309) or ($0.43) per common share from ($316,872) or ($0.32) per common share in 1998.

The pre-tax loss in 1998 was ($568,485), a $941,797 decrease from 1997. The recovery of income taxes in 1998 was $251,613 compared to an income tax provision of $142,683 in 1997. The increase in the effective tax rate was mainly due to an increase in alternative minimum taxes generated by the
carryback of net operating losses from the current tax year.   The net loss in
1998 was ($316,872) or ($0.32) per common share compared to a net income of $230,630 or $0.23 per common share for 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at the end of 1999 was ($527,977), a decline of $20,309 from 1998. The ratio of current assets to current liabilities at the end of 1999 was
 .70 to 1 compared to .73 to 1 at the end of the previous year. Cash flows from operating activities increased from ($588,638) in 1998 to $877,280 in 1999. The increase is primarily due to the proceeds generated from the sale of Kintla Lodge condominium units, the cash generated from the Company's sale of season passes for the next fiscal year and the receipt of the income tax refunds produced from the net operating loss in the prior fiscal year.

At the end of 1998, working capital was ($507,669) a decline of $181,298 from the prior year. The decrease in working capital was primarily due to the increase in Accounts Payable related to the construction of the Kintla Lodge. The ratio of current assets to current liabilities at the end of 1998 was .73 to 1, the same ratio as at the end of 1997. Cash flows from operating activities decreased to ($588,638) in 1998 from $1,536,990 in 1997 due primarily to construction of condominiums for resale.

Long-term debt at the end of 1999 increased to $6,589,369 from $6,334,945 at the end of 1998. Long-term debt levels at the end of 1999 and 1998 were 82% and 75%, respectively of stockholders' equity.

At the end of 1998, long-term debt was $6,334,945, an increase of $3,690,895 from $2,644,050 at the end of 1997. Long-term debt at the end of 1998 represented 75% of stockholders' equity compared to 30% at the end of 1997.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for a $9,750,000 revolving, reducing line of credit which matures on May 31, 2008. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $750,000 each June 1st beginning June 1, 1999. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below Seafirst's reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $4,143,157 of unused funds on the Seafirst line of credit at May 31, 1999.

During 1998, the Company obtained a $3.9 million construction line of credit from the Whitefish Credit Union for construction of Kintla Lodge. In January of 1999 the construction loan was converted to a term loan which matures on September 1, 2002 and bears interest at New York Prime, or 7.75%, at May 31, 1999. Interest is to be paid monthly with the principal balance being amortized over a 15 year period beginning September 1, 1999. The loan is secured by a first lien on the land, building & equipment known as the Kintla Lodge. The balance outstanding at May 31, 1999 on the loan was $1,006,873.

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

YEAR 2000

The Year 2000 ("Y2K") problem relates to computer systems and embedded chips with programming codes in which calendar year data is abbreviated to only two digits. As a result of this design, some systems could fail to operate or fail to produce correct results in the year 2000 if "00" is interpreted to mean the year 1900, rather than the year 2000. As a result, companies are at risk for possible miscalculations or failures in either their own systems or the systems of third parties which could cause disruption of business operations.

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

The Company currently estimates the entire Project will be completed by October 1, 1999. In the event that unforeseen circumstances prevent the Company from completing the Project by this date, the Project timetable allows sufficient time for the Company to conclude the Project prior to January 1, 2000.

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

Item 7.  Financial Statements
-----------------------------


Index to Consolidated Financial Statements                                Page
------------------------------------------
     Independent Auditor's Report.....................................

     Financial Statements:

       Consolidated Balance Sheets as of May 31, 1999 and 1998........

        Consolidated Statements of Income and Retained Earnings
          for the Years Ended May 31, 1999, 1998 and 1997..............

        Consolidated Statements of Cash Flow
          for the Years Ended May 31, 1999, 1998 and 1997..............

        Notes to Consolidated Financial Statements.....................

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 1999 and 1998, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 1999 and 1998 and the results of operations and cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 8, 1999


                              WINTER SPORTS, INC.
                              -------------------

                          CONSOLIDATED BALANCE SHEETS

                                                               May 31
                                                               ------
                                                       1999              1998
                                                       ----              ----
ASSETS
------
Current Assets
  Cash and cash equivalents                    $    236,132      $    150,005
  Certificates of deposit                             7,125           249,000
  Receivables (net of reserve for bad debts
     of $17,128 and $14,690, respectively)           81,278            67,197
  Receivables - related parties                      14,882             5,432
  Income tax refund receivable                      190,753           275,615
  Current deferred tax asset                         24,516            51,767
  Inventories                                       411,870           405,566
  Prepaid expenses                                  229,448           163,567
                                               ------------      ------------
Total Current Assets                              1,196,004         1,368,149
                                               ------------      ------------

Property and Equipment, at Cost                  23,693,174        22,465,183
Accumulated depreciation and amortization       (11,992,377)      (10,823,047)
                                               -------------      ------------
                                                 11,700,797        11,642,136
Construction in progress                            419,568         2,645,350
Land and development costs                        4,090,262         2,115,106
                                               ------------      ------------
Net Property and Equipment                       16,210,627        16,402,592
                                               ------------      ------------

Other Assets                                        420,443           282,044
                                               ------------      ------------

TOTAL ASSETS                                   $ 17,827,074      $ 18,052,785
                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------

Current Liabilities
  Accounts payable                             $    452,800      $  1,044,474
  Accounts payable - related parties                  7,998            79,065
  Employee compensation and related expenses        173,302           174,998
  Taxes other than payroll and income               149,064           120,140
  Income taxes payable                                   50                50
  Deposits and other unearned income                911,467           451,507
  Current maturities of long-term debt               24,347                 0
  Other current liabilities                           4,953             5,583
                                             --------------      ------------
Total current liabilities                         1,723,981         1,875,817
Long-term debt                                    6,589,369         6,334,945
Deferred income taxes                             1,470,564         1,361,554
                                             --------------      ------------

Total Liabilities                                 9,783,914         9,572,316
                                                -----------      ------------
Commitments and Contingencies

Stockholders' Equity
  Common stock (5,000,000 shares of no-par value
    authorized; 1,008,368 shares outstanding in
    1999 and 1998, respectively)                  4,099,174         4,099,174
  Additional paid-in capital                         20,519            20,519
  Retained earnings                               3,923,467         4,360,776
                                               ------------     -------------

Total stockholders' equity                        8,043,160         8,480,469
                                               ------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 17,827,074     $  18,052,785
                                               ============     =============

   The accompanying notes are an integral part of these financial statements.

                              WINTER SPORTS, INC.
                              -------------------

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                    Year Ending May 31,
                                           1999          1998          1997
                                           ----          ----          ----
Revenue
  Lifts                               $ 4,550,601   $ 4,662,431   $ 5,274,250
  Food, beverage and retail             1,695,462     1,607,281     2,030,645
  Equipment rental and repair             633,010       514,572       504,569
  Lodging                                 228,357       202,199       245,392
  Lease, management and other fees      1,563,369     1,249,907     1,214,962
  Lease, management and other fees
    - related parties                      97,671       102,417       158,498
  Real estate sales                     3,819,857       917,791       722,208
                                       ----------    ----------    ----------

Total Revenue                          12,588,327     9,256,598    10,150,524
                                       ----------    ----------    ----------
Operating Expenses
  Direct expenses - lifts               1,647,021     1,629,916     1,701,435
  Depreciation expense - lifts            811,871       676,249       560,313
  Cost of food, beverage and retail       704,722       322,730       801,209
  Cost of real estate sales             2,873,722       590,253       264,639
  Payroll and related expenses          2,978,358     2,671,283     2,764,999
  Direct expenses                       1,372,743     1,073,999     1,104,010
  Direct expenses - related parties        50,048        41,488        53,592
  Marketing                             1,243,450       950,484       752,514
  Marketing - related parties               1,094         5,867             0
  Depreciation and amortization           524,491       532,408       528,375
  General and administrative              823,579       891,193       893,477
  General and administrative -
    related parties                        27,198        28,475        40,390
                                       ----------    ----------    ----------

Total Operating Expenses               13,058,297     9,414,345     9,464,953
                                       ----------    ----------    ----------

Operating Income (Loss)                  (469,970)     (157,747)      685,571
                                       ----------    ----------    ----------
Other Income (Expense)
  Interest income                          21,004         9,728         4,675
  Interest expense                       (490,698)     (347,789)     (189,694)
  Interest expense - related party        (74,979)         (281)            0
  Other income (expense)                  373,113       (72,396)     (127,239)
                                       ----------    ----------   ------------

Total Other Income (Expense)             (171,560)     (410,738)     (312,258)
                                       ----------    ----------    -----------

Income (Loss) before income taxes        (641,530)     (568,485)      373,313
  Provision for (Recovery of)
    income taxes                         (204,221)     (251,613)      142,683
                                       ----------    ----------    ----------

Net Income (Loss)                        (437,309)     (316,872)      230,630

Retained earnings - beginning of year   4,360,776     4,679,608     4,993,112
  Dividends                                     0        (1,960)     (544,134)
                                       ----------    ----------    ----------

Retained earnings - end of year        $3,923,467    $4,360,776    $4,679,608
                                       ==========    ==========    ==========

Net Income (Loss) per common share     $    (0.43)   $    (0.32)   $     0.23
                                       ==========    ==========    ==========

Weighted average shares outstanding     1,008,368     1,008,368      1,008,368

   The accompanying notes are an integral part of these financial statements


                              WINTER SPORTS, INC.
                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ending May 31,
                                             1999          1998          1997
                                             ----          ----          ----
Cash flows from operating activities
  Net income (loss)                     $(437,309)    $(316,872)    $ 230,630

Adjustments to reconcile net income
  to cash provided by
  operating activities:
    Depreciation and amortization       1,336,362     1,208,657     1,088,688
    Increase (decrease) in deferred
     income taxes                         (13,518)       23,100       (52,640)
    (Gain) loss on disposition of assets  (33,831)       77,563       136,637
    Bad debt expense (net of recovery)      6,644        72,977        40,767
    Changes in operating assets
     and liabilities:
       Receivables                        (30,175)       (6,949)      (39,532)
       Refundable income taxes             84,862      (275,615)      128,948
       Inventories                         (6,304)        4,350        14,584
       Prepaid expenses                   (65,881)       (1,244)        7,849
       Construction in progress            52,942    (1,687,081)     (278,079)
       Land and development costs         162,173        98,417       (22,886)
       Other assets                        (2,501)         (326)       (5,907)
       Accounts payable                  (663,267)      166,781        70,424
       Employee compensation and
         related expenses                  (1,696)       14,818        39,310
       Interest payable                       526             0       (42,577)
       Taxes other than payroll and
         income taxes                      28,924       (20,109)        1,922
       Income taxes payable                     0      (157,273)      157,323
       Deposits and other
         unearned revenue                 459,960       206,964        60,832
       Other liabilities                     (631)        3,204           697
                                        ---------     ---------     ---------
  Total adjustments                     1,314,589      (271,766)    1,306,360
                                        ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                    877,280      (588,638)    1,536,990
                                        ---------     ---------     ---------

Cash flows from investing activities:
  Proceeds from sale of assets             42,491        26,196        12,757
  Proceeds from redemption of
    certificate of deposit                249,000             0             0
  Proceeds from sale of
    marketable securities                       0             0         1,104
  Purchase of certificate of deposit       (7,125)     (249,000)            0
  Purchase of marketable securities             0             0        (1,184)
  Property and equipment acquisitions  (1,353,290)   (2,825,310)   (1,357,925)
                                        ---------    ----------    ----------

Net cash used in investing activities  (1,068,924)   (3,048,114)   (1,345,248)
                                        ---------     ---------    ----------

Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                    10,521,342     9,338,208     5,648,321
  Payments of long-term debt          (10,242,571)   (5,647,313)   (5,796,331)
  Loan costs paid on refinance             (1,000)            0        (3,000)
  Redemption of preferred stock                 0       (24,500)            0
  Payments of dividends                         0        (1,960)       (5,834)
                                       ----------    ----------    ----------

Net cash provided by (used in)
  financing activities                    277,771     3,664,435      (156,844)
                                       ----------    ----------    ----------

Net increase in cash
  and cash equivalents                     86,127        27,683        34,898
Cash and cash equivalents - beginning
  of year                                 150,005       122,322        87,424
                                       ----------     ---------    ----------
Cash and cash equivalents - end
  of year                              $  236,132     $ 150,005    $  122,322
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

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. In 1999, 1998 and 1997, $76,938, $22,628 and $7,730 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expense was $1,022,473, $807,906 and $632,709 in 1999, 1998 and 1997, respectively.

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

NOTE 2.   Business Segment Information

In 1999, 1998 and 1997, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve the development of land into single-family lots, townhomes, townhome lots and condominiums for the purpose of sales to interested parties.

Financial information by industry segment for 1999, 1998 and 1997 is summarized as follows:

                                    Ski Area      Real Estate    Consolidated
                                    --------      -----------    ------------
1999
  Revenue                        $  8,545,835    $  4,042,492    $ 12,588,327
  Operating profit (loss)        $ (1,153,134)   $    683,164    $   (469,970)
  Depreciation and amortization  $  1,319,444    $     16,918    $  1,336,362
  Interest income                $     10,725    $     10,279    $     21,004
  Interest expense               $   (451,862)   $   (113,815)   $   (565,677)
  Income tax expense (benefit)   $   (436,851)   $    232,630    $   (204,221)
  Identifiable assets            $ 13,940,139    $  3,886,935    $ 17,827,074
  Capital expenditures           $    700,690    $    652,600    $  1,353,290
1998
  Revenue                        $  8,334,806    $    921,792    $  9,256,598
  Operating profit (loss)        $   (304,603)   $    146,856    $   (157,747)
  Depreciation and amortization  $  1,192,987    $     15,670    $  1,208,657
  Interest income                $      1,634    $      8,094    $      9,728
  Interest expense               $   (342,104)   $     (5,966)   $   (348,070)
  Income tax expense (benefit)   $   (432,541)   $    180,928    $   (251,613)
  Identifiable assets            $ 14,228,919    $  3,823,866    $ 18,052,785
  Capital expenditures           $  2,825,310    $          0    $  2,825,310

1997
  Revenue                        $  9,422,316    $    728,208    $ 10,150,524
  Operating profit               $    374,365    $    311,206    $    685,571
  Depreciation and amortization  $  1,072,166    $     16,522    $  1,088,688
  Interest income                $      4,675    $          0    $      4,675
  Interest expense               $   (189,694)   $          0    $   (189,694)
  Income tax expense             $     68,542    $     74,141    $    142,683
  Identifiable assets            $ 12,362,594    $  1,656,615    $ 14,019,209
  Capital expenditures           $  1,357,925    $          0    $  1,357,925

NOTE 3.   Property and Equipment

                                     Asset
                                  Life Years             1999            1998
                                  ----------             ----            ----


Leasehold improvements                   30      $    798,083   $     798,083
Buildings and grounds                 10-30         7,595,233       6,847,775
Lifts                                 10-15         9,478,014       9,309,420
Machinery and equipment                3-25         4,646,830       4,343,529
Furniture and fixtures                 3-10           531,594         522,956
Water system                          10-25           643,420         643,420
                                                 ------------   -------------

Total property and equipment                     $ 23,693,174   $  22,465,183
                                                 ============   =============

NOTE 4.   Other Assets

Other assets at May 31, 1999 and 1998 are summarized as follows:

                                                         1999            1998
                                                         ----            ----

Loan costs, net of amortization                     $  26,300      $   28,222
Planning and development - long-term                   58,119          58,119
Noncurrent deferred tax asset                         185,475          35,696
Environmental Impact Statement, net of amortization   125,839         137,067
Other long-term assets                                 24,710          22,940
                                                    ---------      ----------

Total other assets                                  $ 420,443      $  282,044
                                                    =========      ==========

NOTE 5.   Notes Payable

Long-term debt at May 31, 1999 and 1998 is summarized as follows:

                                                         1999             1998
                                                         ----             ----

Bank of America National Trust and Savings         $5,606,843       $6,173,880
Association, doing business as Seafirst Bank
(Seafirst) revolving, reducing term loan with initial $9,750,000 availability decreasing by
$750,000 each year beginning June 1, 1999.
Mandatory principal reductions are required on outstanding balances above amounts available.
Interest at or below banks' reference rate.
Interest rate at May 31, 1999 and 1998 was 6.67 % and 7.41%, respectively. Secured by all ski area operation real and personal property and assignment in trust of all U.S. Forest Service special use permits. Matures May 31, 2008.

Whitefish Credit Union, a related party,            1,006,873          161,065
construction/term loan.  Interest at New
York prime. Interest rate at May 31, 1999 and 1998 was 7.75% and 9.00%, respectively.
Secured by Kintla Lodge land, building & equipment. Matures September 1, 2002.

Less current maturities                               (24,347)               0
Total long-term debt                               $6,589,369       $6,334,945
==============================================================================

Mandatory reductions of long-term debt are as follows:

  For the Year Ending May 31,               Amount
--------------------------------------------------

              2000                    $    24,347
              2001                         42,339
              2002                         38,699
              2003                        901,488
              2004                              0
       2005 and beyond                  5,606,843
                                      -----------

                                      $ 6,613,716
                                      ===========

The Seafirst loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. At May 31, 1999 the Company was in default of the debt coverage ratio covenant and the funded debt covenant required by the loan agreement. The Company requested and has obtained a conditional waiver of violation for the year ended May 31, 1999. The waiver is conditioned upon the Company meeting specific operating results in each quarter of the next fiscal year. The Company was in default of the fixed asset addition covenant at May 31, 1998. The Company requested and has obtained a waiver of violation for the year ended May 31, 1998.

At May 31, 1999 and 1998, $4,143,157 and $2,576,120 respectively, were unused and available for borrowing on the Seafirst line of credit. At May 31, 1998, $3,738,935 was unused and available for borrowing on the Whitefish Credit Union line of credit.

NOTE 6.   Capital Stock and Additional Paid-In Capital

Preferred stock is non-voting and subject to redemption at the Company's option at any time upon payment of not less than the $100 par value and any accumulated dividends. At May 31, 1998, the Company redeemed at par value all of its outstanding preferred shares.

The computation of earnings per common share is based on net income for the year after deducting dividends paid on preferred stock of 1999-$0, 1998-$1,960 and 1997-$980. The number of shares used in the computation is the weighted average number of common shares considered to be outstanding during the year.

                                               1999          1998         1997
                                               ----          ----         ----

Cash dividends paid per preferred share     $  0.00       $  8.00      $  4.00
Cash dividends paid per common share        $  0.00       $  0.00      $  0.00

Changes in capital stock and additional paid-in capital are summarized as follows:

                        Preferred Stock           Common Stock
                        ---------------           ------------      Additional
                      Number                  Number                   Paid-in
                     of Shares      Amount   of Shares      Amount     Capital
                     ---------      ------   ---------      ------     -------

Balance at 5/31/96         245      24,500     969,918   3,560,874      20,519
4% Stock Dividend                               38,450     538,300
Balance at 5/31/97         245      24,500   1,008,368   4,099,174      20,519
Preferred Stock Redeemed  (245)    (24,500)
Balance at 5/31/98           0    $      0   1,008,368   4,099,174      20,519

Balance at 5/31/99           0    $      0   1,008,368   4,099,174      20,519
==============================================================================

NOTE 7.   Income Taxes

Income taxes (credits) consist of the following:
                                               1999         1998         1997
                                               ----         ----         ----
Current
  Federal                                 $(147,809)   $(231,009)   $ 163,396
  Fuel tax credit                              (802)      (1,583)      (2,212)
                                          ---------    ---------    ---------

                                           (148,611)    (232,592)     161,184
  State                                     (42,092)     (42,121)      34,139
                                          ---------    ---------    ---------
                                           (190,703)    (274,713)     195,323
Deferred
  Federal                                   (14,974)      18,075      (43,816)
  State                                       1,456        5,025       (8,824)
                                          ---------   ----------    ---------

Provision for income taxes                $(204,221)  $ (251,613)   $ 142,683
                                          =========   ==========    =========

Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                               1999         1998         1997
                                               ----         ----         ----

Depreciation                             $3,824,116   $3,578,128   $3,516,095
Uniform capitalization for income tax       (85,198)    (118,979)    (119,154)
Bad debt reserve                            (50,398)     (55,451)     (67,153)
Vacation allowance                          (50,614)     (53,013)     (53,547)
Alternative minimum tax credit carryforward (29,342)           0            0
Federal net operating loss carryforward    (328,045)           0            0
State net operating loss carryforward      (265,659)           0            0
                                         ----------   ----------   ----------

Total timing differences                 $3,014,680   $3,350,685   $3,276,241
                                         ==========   ==========   ==========

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                               1999         1998
                                               ----         ----

Noncurrent deferred tax liability        $1,470,564   $1,351,554
                                         ----------   ----------
Total deferred tax liability             $1,470,564   $1,351,554
                                         ==========   ==========

Current deferred tax assets              $   24,516   $   51,767
Noncurrent deferred tax asset               185,475       35,696
Valuation allowance                               0            0
                                         ----------   ----------

Net deferred tax assets                  $  209,991   $   87,463
                                         ==========   ==========

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                              1999         1998         1997
                                              ----         ----         ----

Income (loss) before taxes               $ (641,530)  $ (588,484)  $  373,313
Statutory federal rate                         (34%)        (34%)         34%
Increased (decreases) resulting from:
  State tax at statutory rate                   (7%)         (7%)          7%
  Other (net)                                    9%          (3%)         (3%)
                                        -----------   ----------    ---------

Effective tax rate                             (32%)        (44%)         38%
                                        ===========   ==========    =========

Refundable income taxes of $189,951 at May 31, 1999 resulted from the carryback of the current tax net operating loss of $849,077 to the May 31, 1997 tax year.

Refundable income taxes of $275,615 at May 31, 1998 resulted from the carryback of the tax net operating loss of $655,278 to the May 31, 1995 tax year.
At May 31, 1999 the Company had a federal net operating loss carryforward of $328,045 which expires in May of 2019 and a state net operating loss carryforward of $265,659 which expires in May of 2006.

The Company also has an alternative minimum tax credit carryforward of $29,342 which can be carried forward indefinitely to reduce future regular income taxes. The credit has been recognized in the current year as a noncurrent deferred tax asset.

NOTE 8.   Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                1999          1998         1997
                                              ----          ----         ----

  Interest (net of capitalized)         $  642,615    $  347,779   $  232,849
  Income taxes (net of refunds)         $ (275,565)   $  157,832   $  (90,948)

NOTE 9.   Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2015. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $95,683, $130,998 and $104,376 for 1999, 1998 and 1997, respectively.

NOTE 10.   Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2%. The plan is currently 100% funded. The Company's contributions to the Plan and charges to income for 1999, 1998 and 1997 amounted to $33,370, $34,320 and $32,560 respectively.

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

Related party transactions are summarized as follows:

                                               1999         1998         1997
                                               ----         ----         ----
Revenue received
  Rent and lease revenue                 $   30,000   $   32,500   $   33,850
  Management fee                         $   30,000   $   27,500   $   31,500
  Other revenue                          $   37,671   $   42,417   $   93,148
Expenses incurred
  Dues and memberships                   $   50,140   $    5,900   $   12,000
  Legal fees                             $   20,417   $   22,538   $   28,391
  Contract labor                         $    6,068   $   41,488   $   53,592
  Marketing                              $    1,094   $    5,867   $        0
  General and administrative             $      621   $    5,937   $        0
  Interest                               $   74,979   $      281   $        0
Amounts due to and from related parties
  Accounts receivable                    $   14,882   $    5,432   $   20,529
  Accounts payable                       $    7,998   $   79,065   $    8,981
  Note payable                           $1,006,873   $  161,065   $        0

NOTE 12.   Stock Bonus and Stock Options

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

Stock option transactions are summarized as follows:

                                                   Option Price        Number
                                                      Per Share     Of Shares
                                                 --------------     ---------

Outstanding, May 31, 1996                         14.00 - 19.50        22,000
  Granted                                                 17.00         6,000
                                                 --------------     ---------

Outstanding, May 31, 1997                         14.00 - 19.50        28,000
                                                 --------------     ---------

Outstanding, May 31, 1998                         14.00 - 19.50        28,000
  Expired                                                 14.00        (6,000)
                                                 --------------     ---------

Outstanding, May 31, 1999                        $15.00 - 19.50        22,000
                                                 ==============     =========

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

The Company is a defendant in a lawsuit filed on behalf of an individual who is seeking damages of unspecified amounts for alleged personal injuries resulting from an accident occurring on the Company's property. The Company intends to vigorously defend the claim. The lawsuit has asserted a claim for punitive damages. The Company's insurance carrier does not provide coverage for punitive damages. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome or estimate the amount or range of a potential loss.

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

NOTE 14.  Other Income and Expense

During 1999 the Company began selectively thinning its lower elevation lands in order to reduce the fuel available should the lands be subject to a wildfire. The revenue earned from the sale of the harvested timber amounted to $205,568.

The Company periodically reviews its master plan for long-term resort development. During 1998 and 1997, the Company charged against income $75,739 and $129,996 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:
                                               1999         1998         1997
                                               ----         ----         ----

Gain (loss) on sale/retirement of assets  $  33,831    $ (77,563)   $(136,557)
Other                                       339,282        5,167        9,318
                                          ---------    ---------    ---------

Total other income (expense)              $ 373,113    $ (72,396)   $(127,239)
                                          =========    =========    =========

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
            Financial Disclosures
            ---------------------

The Company has had no disagreements with its accountants on accounting or financial disclosures.

                                    Part III
                                    --------

Item 9.   Directors and Executive Officers of the Registrant
          --------------------------------------------------

Incorporated by reference from the Company's definitive proxy statement dated September 14, 1999 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 12, 1999.

Item 10.  Executive Compensation
          ----------------------

Incorporated by reference from the Company's definitive proxy statement dated September 14, 1999 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 12, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Incorporated by reference from the Company's definitive proxy statement dated September 14, 1999 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 12, 1999.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Incorporated by reference from the Company's definitive proxy statement dated September 14, 1999 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 12, 1999.


                                    Part IV
                                    -------

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Documents Filed as Part of this Report:                              Page

     (1) Financial Statements:

          Independent Auditors' Report.................................

          Consolidated Balance Sheets as of May 31, 1999 and 1998......

          Consolidated Statements of Income and Retained Earnings
              for the Years Ended May 31, 1999, 1998 and 1997..........

          Consolidated Statements of Cash Flows for
             the Years Ended May 31, 1999, 1998 and 1997...............

          Notes to Consolidated Financial Statements...................


All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

     (2) Exhibits                                                        Page

          21.1   Subsidiaries of the Company..........................

 (b) Reports on Form 8-K:
     -------------------

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

                                   Signatures
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  WINTER SPORTS, INC.


                                   By  /s/ Michael J. Collins
                                         Michael J. Collins,
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)
                                   Date:  August 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:



/s/ Charles R. Abell         Director                    August 27, 1999
Charles R. Abell

/s/ Brian T. Grattan         Director                    August 27, 1999
Brian T. (Tim) Grattan

/s/ Dennis L. Green          Director and Chairman       August 27, 1999
Dennis L. Green              of the Board

/s/ Charles P. Grenier       Director                    August 27, 1999
Charles P. Grenier

/s/ Jerry J. James           Director                    August 27, 1999
Jerry J. James

/s/ Michael T. Jenson        Director                    August 27, 1999
Michael T. Jenson

/s/ Darrel R. Martin         Director and Vice-Chairman  August 27, 1999
Darrel R. (Bill) Martin      of the Board

/s/ Michael J. Muldown       Director                    August 27, 1999
Michael J. Muldown

/s/ Calvin S. Robinson       Director                    August 27, 1999
Calvin S. Robinson

/s/ Joann M Gould            Principal Accounting        August 27, 1999
Joann M. Gould               Officer

/s/ Thomas E. Cullen         Principal Financial         August 27, 1999
Thomas E. Cullen             Officer

(c)  Exhibits:
     --------

     3.1   Restated Articles of Incorporation and Articles of Amendment
           to the Articles of Incorporation                               (2)

     3.2   By-Laws                                                        (3)

     3.3   Fifth Amendment to By-Laws                                     (4)

     3.4   Sixth Amendment to By-Laws                                     (4)

     3.5   Seventh Amendment to By-Laws                                  (10)

     10.1  Employment Agreement between Michael Collins and Winter
           Sports, Inc. as of August 1, 1992.                             (5)

     10.2  Corrected Employment Agreement between Larry H. Hutchinson
           and Winter Sports, Inc. as of July 6, 1994.                    (2)

     10.3  Loan Agreement between Seattle-First National Bank and
           Winter Sports, Inc. dated November 14, 1994.                   (6)

     10.4  Employment Agreement between Steven P. Benner and Winter       (7)
           Sports, Inc. as of February 24, 1995.
     10.5  Employment Agreement between Michael Collins and Winter        (8)
           Sports, Inc.  as of August 1, 1996

     10.6  Employment Agreement between Michele Reese and Winter          (9)
            Sports, Inc. as of December 22, 1997

     10.7  Employment Agreement between Adora Maguire and Winter         (10)
            Sports, Inc. as of May 1, 1998

     21.1  Subsidiaries of the Company                                    (1)
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

     (10) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 1998.


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