Form 10QSB
period 1999-09-12
WINTER SPORTS INC /NEW
filed 1999-10-20
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 12, 1999

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

                    P.O. BOX 1400, WHITEFISH, MONTANA 59937
                    ---------------------------------------

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


AS OF OCTOBER 18, 1999 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X
                                                -----   ----




                              WINTER SPORTS, INC.

                                     INDEX

                                                                     PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             SEPTEMBER 12, 1999
             SEPTEMBER 13, 1998
             MAY 31, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             JUNE 1, 1999 - SEPTEMBER 12, 1999
             JUNE 1, 1998 - SEPTEMBER 13, 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS:
             JUNE 1, 1999 - SEPTEMBER 12, 1999
             JUNE 1, 1998 - SEPTEMBER 13, 1998

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

       ITEM 5. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               SIGNATURES



                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                         9/12/99     9/13/98    5/31/99
                                       UNAUDITED   UNAUDITED     NOTE 2


ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS      $       226,818 $   208,249  $   236,132
 CERTIFICATES OF DEPOSIT                  7,125     249,000        7,125
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $23,803, $11,090
  AND $17,128, RESPECTIVELY)            124,980     111,796       81,278
 RECEIVABLES - RELATED PARTY             15,003       2,088       14,882
 INCOME TAX REFUND RECEIVABLE           315,669     642,271      190,753
 CURRENT DEFERRED TAX ASSET              24,516      51,767       24,516
 INVENTORIES                            424,003     364,612      411,870
 PREPAID EXPENSES                        90,022      82,295      229,448
                                     ----------  ----------   ----------

TOTAL CURRENT ASSETS                  1,228,136   1,712,078    1,196,004

PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST     23,693,174  22,462,483   23,693,174
  ACCUMULATED DEPRECIATION
   AND AMORTIZATION                 (12,006,310)(10,836,365) (11,992,377)
                                    ----------- -----------  -----------

                                     11,686,865  11,626,118   11,700,797
 CONSTRUCTION IN PROGRESS             1,101,936   4,212,767      419,568
 LAND AND DEVELOPMENT COSTS           3,797,696   2,115,106    4,090,262
                                     ----------  ----------   ----------

NET PROPERTY AND EQUIPMENT           16,586,497  17,953,991   16,210,627
                                     ----------  ----------   ----------


OTHER ASSETS                            414,021     281,102      420,443
                                     ----------  ----------   ----------


TOTAL ASSETS                        $18,228,653 $19,947,171  $17,827,074
                                     ==========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE                   $   498,331 $   885,285  $   452,800
 ACCOUNTS PAYABLE - RELATED PARTIES      15,482      15,781        7,998
 EMPLOYEE COMPENSATION AND
  RELATED EXPENSES                      178,253     180,589      173,302
 TAXES OTHER THAN PAYROLL AND INCOME    253,477     188,274      149,064
 INCOME TAXES PAYABLE                         0           0           50
 INTEREST PAYABLE                        18,320      23,214            0
 CURRENT PORTION OF LONG-TERM DEBT            0   1,356,704       24,347
 DEPOSITS AND OTHER UNEARNED INCOME   1,856,055     809,605      911,467
 OTHER CURRENT LIABILITIES                9,172       5,580        4,953
                                     ----------  ----------   ----------

TOTAL CURRENT LIABILITIES             2,829,090   3,465,032    1,723,981
LONG-TERM DEBT, LESS CURRENT
 PORTION                              6,304,245   7,190,000    6,589,369
DEFERRED INCOME TAXES                 1,470,564   1,361,554    1,470,564
                                     ----------  ----------   ----------

TOTAL LIABILITIES                    10,603,899  12,016,586    9,783,914
                                     ----------  ----------   ----------




COMMITMENTS AND CONTINGENCIES     $           0  $        0            0

SHAREHOLDERS' EQUITY
 PREFERRED STOCK (950 SHARES
  AUTHORIZED; $100 PAR VALUE;
  4% CUMULATIVE; 0, 0 AND
  0 SHARES OUTSTANDING)           $           0 $         0  $          0
 COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
  1,008,368, 1,008,368 AND
  1,008,368 SHARES OUTSTANDING)        4,099,174   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL               20,519      20,519       20,519
 RETAINED EARNINGS                     3,505,060   3,810,892    3,923,467
                                        --------  ----------   ----------
TOTAL SHAREHOLDERS' EQUITY             7,624,753   7,930,585    8,043,160
                                      ----------  ----------   ----------


TOTAL LIABILITIES AND EQUITY         $18,228,653 $19,947,171  $17,827,074
                                      ==========  ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           QUARTER AND YEAR TO DATE
                                         ---------------------------

                                            6/ 1/99      6/ 1/98
                                                TO           TO
                                            9/12/99      9/13/98
                                         ----------   ----------

REVENUE
 LIFTS                                  $   241,699  $   235,033
 FOOD, BEVERAGE AND RETAIL                  335,017      358,565
 EQUIPMENT RENTAL AND REPAIR                 20,754       20,632
 LODGING                                     52,508       55,672
 LEASE, MANAGEMENT AND OTHER FEES           369,085      186,311
 LEASE, MANAGEMENT AND OTHER FEES -
        RELATED PARTIES                      26,398       20,546
 REAL ESTATE SALES                          771,350            0
                                         ----------   ----------

TOTAL REVENUE                             1,816,811      876,759
                                         ----------   ----------

OPERATING COSTS AND EXPENSES
 DIRECT EXPENSE - LIFTS                     247,749      213,066
 COST OF FOOD, BEVERAGE AND RETAIL          117,738      138,242
 COST OF REAL ESTATE SALES                  369,929            0
 PAYROLL AND RELATED EXPENSES               582,803      604,769
 DIRECT EXPENSES                            486,025      285,077
 MARKETING                                  254,490      230,836
 MARKETING - RELATED PARTY                        0          591
 DEPRECIATION AND AMORTIZATION               14,831       15,261
 GENERAL AND ADMINISTRATIVE                 234,233      254,049
 GENERAL AND ADMINISTRATIVE -
      RELATED PARTIES                         3,237       12,667
                                         ----------  -----------

TOTAL OPERATING COSTS AND EXPENSES        2,311,036    1,754,558
                                          ---------   ----------


OPERATING INCOME (LOSS)                    (494,225)    (877,799)
                                         ----------   ----------


OTHER INCOME (EXPENSE)
 INTEREST INCOME                                237        5,450
 INTEREST EXPENSE                          (126,444)    (144,499)
 OTHER INCOME (EXPENSE)                      78,210      100,307
                                         ----------   ----------

TOTAL OTHER INCOME (EXPENSE)                (47,998)     (38,742)
                                         ----------   ----------


INCOME (LOSS) BEFORE INCOME TAXES          (542,222)    (916,541)
 PROVISION FOR (RECOVERY OF) INCOME TAXES  (123,873)    (366,656)
                                           --------     ---------

NET INCOME (LOSS)                       $  (418,350) $  (549,885)
                                         ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE        $     (0.41) $     (0.55)


WEIGHTED AVERAGE SHARES OUTSTANDING       1,008,368    1,008,368
                                          =========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                  QUARTER AND YEAR TO DATE
                                                 --------------------------

                                                    6/ 1/99       6/ 1/98
                                                         TO            TO
                                                    9/12/99       9/13/98
                                                 ----------     ----------

NET CASH FLOW PROVIDED BY:
 PROVIDED BY (USED IN) OPERATING
        ACTIVITIES:                             $   542,361  $ (1,905,114)

CASH FLOWS FROM INVESTING ACTIVITIES
 PROPERTY AND EQUIPMENT ACQUISITIONS               (266,551)     (248,109)
                                                 ----------    ----------

NET CASH (USED IN) INVESTING ACTIVITIES:           (266,551)     (248,109)
                                                   --------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER        1,143,135    1,905,120
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT              (200,273)   1,195,639
 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER        (1,227,986)    (889,292)
                                                 ----------    ---------
NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES:                      (285,124)   2,211,467
                                                  ---------   ----------


NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                        (9,314)     58,244

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    236,132     150,005
                                                    -------    --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   226,818 $   208,249
                                                 ========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST)         $    93,498 $   126,578
 INCOME TAXES (NET OF REFUNDS)                  $        50 $        50

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1999.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY FOR A FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.

CERTAIN AMOUNTS IN THE SEPTEMBER 13, 1998 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE SEPTEMBER 12, 1999 PRESENTATION.

NOTE 2 - MAY 31, 1999

THE BALANCE SHEET AT MAY 31, 1999 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

NOTE 3 - (LOSS) PER COMMON SHARE

(LOSS) PER COMMON SHARE IS BASED ON NET INCOME (LOSS) AFTER DEDUCTING DIVIDENDS PAID ON PREFERRED STOCK OF $0 FOR THE QUARTER ENDED SEPTEMBER 12, 1999. THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING WERE 1,008,368 AND 1,008,368 FOR THE QUARTERS ENDED SEPTEMBER 12, 1999 AND SEPTEMBER 13, 1998.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE, WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 12, 1999 AND SEPTEMBER 13, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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


NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT, WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT SEPTEMBER 12, 1999 $3,478,008 WAS UNUSED OF THE $9,000,000 AVAILABLE UNDER THE INSTRUMENT. AT SEPTEMBER 13, 1998 $2,560,000 WAS UNUSED OF THE $9,750,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAD A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDED FOR A $3,900,000 LINE OF CREDIT DUE AND PAYABLE ON SEPTEMBER 1, 1999. AT SEPTEMBER 13, 1998 $2,543,296 WAS UNUSED AND AVAILABLE FOR BORROWING UNDER THE INSTRUMENT. THE LOAN INTEREST RATE WAS PRIME PLUS 0.5%. ON AUGUST 31, 1999 THE COMPANY CONVERTED THE REMAINING BALANCE OF THE CONSTRUCTION LOAN INTO A FIFTEEN-YEAR TERM LOAN WITH A THREE-YEAR BALLOON. AT SEPTEMBER 12, 1999 THE BALANCE OF THE TERM LOAN WAS $782,253. THE TERM LOAN BEARS INTEREST AT NEW YORK PRIME, ADJUSTED QUARTERLY.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE FIRST QUARTERS OF 1999 AND 2000 IS SUMMARIZED AS FOLLOWS:

                                       SKI AREA    REAL ESTATE   CONSOLIDATED
                                       --------    -----------   ------------


QUARTER ENDED 9/12/99
 TOTAL REVENUE                      $   996,061    $   820,750    $ 1,816,811
 OPERATING PROFIT (LOSS)            $  (854,872)   $   360,648    $  (494,225)
 DEPRECIATION AND AMORTIZATION      $     8,548    $     6,283    $    14,831
 IDENTIFIABLE ASSETS                $14,210,960    $ 4,017,693    $18,228,653
 CAPITAL EXPENDITURES               $   266,551    $         0    $   266,551

QUARTER ENDED 9/13/98
 TOTAL REVENUE                      $   876,759    $         0    $   876,759
 OPERATING PROFIT (LOSS)            $  (789,579)   $   (88,220)   $  (877,799)
 DEPRECIATION AND AMORTIZATION      $    10,177    $     5,084    $    15,261
 IDENTIFIABLE ASSETS                $14,767,036    $ 5,180,135    $19,947,171
 CAPITAL EXPENDITURES               $   248,109    $         0    $   248,109


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS
                                                           FOR THE PERIOD
                                                       6/ 1/99        6/ 1/98
                                                         TO             TO
                                                       9/12/99        9/13/98
                                                   -----------    -----------


GROSS REVENUES                                     $ 1,816,811    $   876,759

NET LOSS                                           $  (418,350)   $  (549,885)

LOSS PER COMMON SHARE                              $     (0.41)   $     (0.55)

TOTAL ASSETS                                       $18,228,653    $19,947,171

LONG-TERM DEBT LESS CURRENT PORTION                $ 6,304,245    $ 7,190,000



RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

REVENUES

TOTAL REVENUES FOR THE FIRST QUARTER THAT ENDED SEPTEMBER 12, 1999 WERE $1,816,811, AN INCREASE OF $940,052 OR 107% FROM THE QUARTER THAT ENDED SEPTEMBER 13, 1998. REAL ESTATE SALES ACCOUNTED FOR THE INCREASE. REAL ESTATE SALES OF $820,750 IN THE FIRST QUARTER OF THE CURRENT YEAR COMPARED WITH NO REAL ESTATE SALES IN THE FIRST QUARTER OF THE PRIOR. SKI AREA REVENUE INCREASED FROM THE SAME QUARTER LAST YEAR DUE TO INCREASES IN RETAIL SALES, CONCERT PROCEEDS AND PROPERTY MANAGEMENT SERVICES. CONCERT PROCEEDS INCREASED BY OVER 100% FROM THE SAME QUARTER IN THE PRIOR YEAR.

THE COMPANY IS CURRENTLY NEGOTIATING WITH A NATIONAL FOOD CONCESSIONAIRE FOR THE LEASE OR MANAGEMENT OF SEVERAL OF THE COMPANY'S FOOD AND BEVERAGE OPERATIONS. THE CONSUMMATION OF THESE ARRANGEMENTS WILL LIKELY AFFECT THE FUTURE CLASSIFICATION AND REPORTED AMOUNTS OF REVENUES AND COSTS FROM THESE OPERATIONS, WHICH HAVE HISTORICALLY BEEN REPORTED AS FOOD AND BEVERAGE REVENUE AND COST OF FOOD AND BEVERAGE, RESPECTIVELY.

OPERATING EXPENSES

TOTAL OPERATING COSTS AND EXPENSES IN THE QUARTER ENDED SEPTEMBER 12, 1999 INCREASED BY $556,478 FROM THE SAME QUARTER LAST YEAR. THE INCREASE IS DUE TO INCREASES IN COST OF REAL ESTATE SALES AND DIRECT EXPENSES. THE COST OF REAL ESTATE SALES INCREASED DUE TO REAL ESTATE SALES IN THE QUARTER ENDED SEPTEMBER 12, 1999. THE INCREASE IN DIRECT EXPENSES IS DUE TO THE INCREASED COST ASSOCIATED WITH CONCERT PRODUCTIONS IN THE FIRST QUARTER OF THE CURRENT FISCAL YEAR.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED SEPTEMBER 12, 1999 WAS $126,444, A DECREASE OF $18,055 OR 12.5% LOWER THAN THE FIRST QUARTER LAST YEAR. INTEREST EXPENSE DECREASED DUE TO LOWER DEBT LEVELS ON THE COMPANY'S OPERATING LINE OF CREDIT. THE DEBT LEVELS ARE A RESULT OF THE COMPANY'S CAPITAL EXPANSION PROGRAM FROM THE 1998 FISCAL YEAR. INTEREST EXPENSE FOR THE FIRST QUARTER OF 1999 AND 1998 ARE NET OF CONSTRUCTION PERIOD INTEREST OF $2,256 AND $16,446, RESPECTIVELY.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE QUARTER WAS $(1,600,955) WHICH IS AN INCREASE OVER THE PRIOR YEAR'S $(1,752,953). THE INCREASE IS PRIMARILY DUE TO THE CURRENT MATURITY OF $1,356,704 OF CONSTRUCTION LOAN DEBT DURING THE QUARTER ENDED SEPTEMBER 13, 1998, AND AN INCREASE IN DEPOSIT AND OTHER UNEARNED INCOME DURING THE QUARTER ENDED SEPTEMBER 12, 1999.
TOTAL LIABILITIES OF $10,603,899 REPRESENT 139% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 12, 1999, DOWN FROM $12,016,586 OR 152% OF SHAREHOLDERS' EQUITY AT SEPTEMBER 13, 1998.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT THAT PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT SEPTEMBER 12, 1999, THERE WAS $5,521,992 BORROWED WITH $3,478,008 OF UNUSED CAPACITY ON THE $9,000,000 LINE OF CREDIT. IN ORDER TO FINANCE THE CONSTRUCTION OF A CONDOMINIUM PROJECT THE COMPANY OBTAINED A CONSTRUCTION LOAN IN THE FORM OF A LINE OF CREDIT. THE $3,900,000 LINE OF CREDIT MATURED ON SEPTEMBER 1, 1999. AT SEPTEMBER 13, 1998, THERE WAS $1,356,704 BORROWED WITH $2,543,296 OF UNUSED CAPACITY ON THE $3,900,000 CONSTRUCTION LOAN. ON AUGUST 31, 1999 THE REMAINING BALANCE OF $782,253 WAS CONVERTED INTO A FIFTEEN-YEAR TERM LOAN WITH A THREE-YEAR BALLOON.


WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           AT THE REGULAR ANNUAL MEETING OF SHAREHOLDERS HELD ON OCTOBER 12, 1999, THE SHAREHOLDERS RE-ELECTED NINE CURRENT DIRECTORS TO ONE YEAR TERMS. WHEN VOTING FOR DIRECTORS, SHAREHOLDERS ARE ENTITLED TO CAST 9 VOTES FOR EACH SHARE OF COMMON STOCK HELD WITH CUMULATIVE VOTING ALLOWED. THE SHAREHOLDERS ALSO VOTED TO RATIFY JORDAHL & SLITER PLLC AS INDEPENDENT AUDITORS. THE TABLES BELOW SUMMARIZE THE VOTING RESULTS:

           ELECTION OF DIRECTORS
                                       VOTES FOR   VOTES WITHHELD
                                      ----------   --------------

           CHARLES R. ABELL             817,039        124,927
           BRIAN T. GRATTAN             671,363        142,667
           CHARLES P. GRENIER           761,381        114,235
           DENNIS L. GREEN              669,586        144,578
           JERRY J. JAMES               697,929        138,673
           MICHAEL T. JENSON          1,441,626         42,347
           DARREL R. MARTIN             668,937        145,093
           MICHAEL J. MULDOWN           902,690         97,818
           CALVIN S. ROBINSON           677,548        144,532


           RATIFICATION OF AUDITORS

           SHARES VOTED FOR            801,101
           SHARES VOTED AGAINST            338
           SHARES ABSTAINING            12,832

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 12, 1999.





                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WINTER SPORTS, INC.
                                                    (REGISTRANT)


DATE:    OCTOBER 20, 1999                 /S/MICHAEL J. COLLINS
                                          MICHAEL J. COLLINS
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

DATE:    OCTOBER 20, 1999                 /S/JOANN M. GOULD
                                          JOANN M. GOULD
                                         CONTROLLER & ASSISTANT SECRETARY