Form 10QSB
period 1999-12-05
WINTER SPORTS INC /NEW
filed 2000-01-14
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 5, 1999

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM         TO
                                        ______       ______


                          COMMISSION FILE NO. 0-15030


                              WINTER SPORTS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               MONTANA                                   81-0221770
               --------                                     -----

        (STATE OF INCORPORATION)                (I.R.S. EMPLOYER I.D. NO.)

                    P.O. BOX 1400, WHITEFISH, MONTANA 59937

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (406) 862-1900

FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS, AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                                               ___      ____

AS OF JANUARY 10, 2000 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X
                                                 ____    ____


                              WINTER SPORTS, INC.

                                     INDEX

                                                                     PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             DECEMBER 5, 1999
             DECEMBER 6, 1998
             MAY 31, 1999

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             SEPTEMBER 13, 1999 - DECEMBER 5, 1999
             SEPTEMBER 14, 1998 - DECEMBER 6, 1998
             JUNE 1, 1999 - DECEMBER 5, 1999
             JUNE 1, 1998 - DECEMBER 6, 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS:
             JUNE 1, 1999 - DECEMBER 5, 1999
             JUNE 1, 1998 - DECEMBER 6, 1998

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

       ITEM 5.  OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES


                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     12/5/99     12/6/98      5/31/99
                                  (UNAUDITED) (UNAUDITED)  SEE NOTE 2
                                  ___________ ___________  __________
ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS      $    458,522 $   790,200  $   236,132
 CERTIFICATES OF DEPOSIT              72,079           0        7,125
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $17,680, $11,090
  AND $17,128, RESPECTIVELY)          75,510      70,351       81,278
 RECEIVABLES - RELATED PARTY          12,573      25,007       14,882
 INCOME TAX REFUND RECEIVABLE        381,434   1,087,805      190,753
 CURRENT DEFERRED TAX ASSET           24,516      51,767       24,516
 INVENTORIES                         669,773     627,932      411,870
 PREPAID EXPENSES                    175,577     208,167      229,448
                                   _________   _________    _________
TOTAL CURRENT ASSETS               1,869,984   2,861,229    1,196,004

PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST  23,729,766  22,451,483   23,693,174
  ACCUMULATED DEPRECIATION
   AND AMORTIZATION              (12,017,121)(10,846,353) (11,992,377)
                                 ___________  __________   __________
                                  11,712,645  11,605,130   11,700,797
 CONSTRUCTION IN PROGRESS          1,726,913   5,762,571      419,568
 LAND AND DEVELOPMENT COSTS        3,501,262   2,217,268    4,090,262

NET PROPERTY AND EQUIPMENT        16,940,820  19,584,969   16,210,627

OTHER ASSETS                         413,224     279,643      420,443
                                ____________ ___________  ___________
TOTAL ASSETS                    $ 19,224,028 $22,725,841  $17,827,074


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE               $  1,016,203 $ 1,388,053  $   452,800
 ACCOUNTS PAYABLE -
   RELATED PARTIES                     4,041           0        7,998
 EMPLOYEE COMPENSATION AND
  RELATED EXPENSES                   233,431     267,484      173,302
 TAXES OTHER THAN
   PAYROLL AND INCOME                170,544       8,968      149,064
 INCOME TAXES PAYABLE                      0           0           50
 INTEREST PAYABLE                     11,146      13,129            0
 CURRENT PORTION OF
    LONG-TERM DEBT                    53,902   2,768,639       24,347
 DEPOSITS & OTHER UNEARNED INCOME  2,218,050   1,657,812      911,467
 OTHER CURRENT LIABILITIES             7,071       1,871        4,953
                                   _________   _________    _________
TOTAL CURRENT LIABILITIES          3,714,388   6,105,956    1,723,981
LONG-TERM DEBT, LESS CURRENT
 PORTION                           6,811,302   8,000,000    6,589,369
DEFERRED INCOME TAXES              1,470,564   1,361,554    1,470,564
                                  __________  __________    _________
TOTAL LIABILITIES                 11,996,254  15,467,510    9,783,914


SHAREHOLDERS' EQUITY

 COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
  1,008,368, 1,008,368 AND
  1,008,368 SHARES OUTSTANDING)    4,099,174   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL           20,519      20,519       20,519
 RETAINED EARNINGS                 3,108,081   3,138,638    3,923,467
                                ____________ ___________  ___________
TOTAL SHAREHOLDERS' EQUITY         7,227,774   7,258,331    8,043,160
                                ____________ ___________  ___________
TOTAL LIABILITIES AND EQUITY    $ 19,224,028 $22,725,841  $17,827,074


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               SECOND QUARTER          YEAR TO DATE
                             9/13/99    9/14/98      6/1/99      6/1/98
                               TO         TO          TO         TO
                             12/5/99    12/6/98     12/5/99     12/6/98
                             _______    _______     _______     _______
REVENUE
 LIFTS                    $  158,521  $ 226,804  $  400,219  $  461,837
 FOOD, BEVERAGE & RETAIL      63,706     86,892     398,723     445,457
 EQUIPMENT RENTAL
    & REPAIR                  21,401     16,899      42,155      37,530
 LODGING                       7,504     10,963      60,013      66,634
 LEASE, MANAGEMENT
    & OTHER FEES             103,253     94,911     472,338     281,221
 LEASE, MANAGEMENT & OTHER
    FEES-RELATED PARTIES      21,325     14,667      47,723      35,214
 REAL ESTATE SALES         1,015,890          0   1,787,240           0
                           _________    _______   _________   _________
TOTAL REVENUE              1,391,600    451,136   3,208,411   1,327,893

COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS     361,408    301,569     609,157     514,635
 COST OF FOOD, BEVERAGE
    & RETAIL                  30,010     35,444     147,749     173,686
 COST OF REAL ESTATE SALES   448,902          0     818,830           0
 PAYROLL & RELATED
     EXPENSES                503,430    537,280   1,086,232   1,142,049
 DIRECT EXPENSES             234,252    232,018     719,977     517,095
 DIRECT EXPENSES -
    RELATED PARTIES           30,043      1,347      30,343       1,347
 MARKETING                   203,379    357,999     457,870     588,835
 MARKETING -
    RELATED PARTIES                0        468           0       1,059
 DEPRECIATION AND
    AMORTIZATION              11,772     11,446      26,604      26,706
 GENERAL & ADMINISTRATIVE    172,616    190,654     406,849     444,703
 GENERAL & ADMINISTRATIVE
   - RELATED PARTIES             294      2,861       3,531      15,527
                           _________  _________   _________   _________
TOTAL COSTS AND EXPENSES   1,996,106  1,671,086   4,307,142   3,425,642
                           _________  _________   _________   _________
OPERATING (LOSS)            (604,506)(1,219,950) (1,098,731) (2,097,749)


OTHER INCOME (EXPENSE)
 INTEREST INCOME               3,919      3,872       4,155       9,322
 INTEREST EXPENSE           (116,449)  (129,261)   (242,893)   (273,761)
 GAIN (LOSS) ON DISPOSAL
    OF ASSETS                  4,645     24,899       4,645      24,899
 OTHER INCOME (EXPENSE)       57,849    200,111     136,059     300,418
                             _______    _______     _______     _______
TOTAL OTHER INCOME (EXPENSE) (50,036)    99,621     (98,034)     60,878
                            ________  _________   _________   _________
(LOSS) BEFORE INCOME TAXES  (654,542)(1,120,329) (1,196,765) (2,036,871)
(RECOVERY OF) INCOME TAXES  (257,561)  (448,076)   (381,434)   (814,733)
                          __________  _________  __________  __________
NET (LOSS)                $ (396,981) $(672,253) $ (815,331)$(1,222,138)



NET(LOSS)PER COMMON SHARE $    (0.39) $    (0.67)$    (0.81) $   (1.22)



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                    6/1/99       6/1/98
                                                      TO           TO
                                                   12/5/99      12/6/98
                                                   _______      _______

NET CASH (USED IN) OPERATING ACTIVITIES:        $   43,455  $(3,642,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE OF CERTIFICATES OF DEPOSIT               (72,079)           0
 REDEMPTION OF CERTIFICATES OF DEPOSIT               7,125      249,000
 PROCEEDS FROM SALE OF ASSETS                        4,645       34,899
 PROPERTY AND EQUIPMENT ACQUISITIONS               (36,592)    (434,521)
                                                   _______     ________
NET CASH (USED IN) INVESTING ACTIVITES             (96,901)    (150,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER       3,238,677    3,370,132
 PROCEEDS FROM DRAWS ON CONSTRUCTION LOAN                0    2,606,915
  PRINCIPAL PAYMENTS ON TERM LOAN                 (517,776)           0

 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER       (2,445,065)  (1,544,013)
                                                __________   __________
NET CASH PROVIDED BY FINANCING ACTIVITIES          275,836    4,433,034

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           222,390      640,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   236,132      150,005

                                                __________  ___________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  458,522  $   790,200



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST)         $  232,643 $    263,135
 INCOME TAXES (NET OF REFUNDS)                  $ (190,574)$     (1,875)

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

CERTAIN AMOUNTS IN THE DECEMBER 6, 1998 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE DECEMBER 5, 1999 PRESENTATION.

NOTE 2 - MAY 31, 1999

THE BALANCE SHEET AT MAY 31, 1999 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

NOTE 3 - (LOSS) PER COMMON SHARE

(LOSS) PER COMMON SHARE IS BASED ON NET INCOME (LOSS) AFTER DEDUCTING DIVIDENDS PAID ON PREFERRED STOCK OF $0 FOR BOTH QUARTERS ENDED DECEMBER 5, 1999 AND DECEMBER 6, 1998. ALL OF THE COMPANY'S OUTSTANDING PREFERRED STOCK WAS REDEEMED IN MAY 1998. THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING WERE 1,008,368 AND 1,008,368 FOR THE QUARTERS ENDED
DECEMBER 5, 1999 AND DECEMBER 6, 1998.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED DECEMBER 5, 1999 AND DECEMBER 6, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

THE COMPANY IS A DEFENDANT IN A LAWSUIT FILED BY THREE INDIVIDUALS WHO ARE SEEKING DAMAGES OF AN UNSPECIFIED AMOUNT, FOR ALLEGED PERSONAL INJURIES RESULTING FROM ACCIDENTS OCCURRING ON THE COMPANY'S PROPERTY. THE COMPANY INTENDS TO VIGOROUSLY DEFEND THE CLAIMS. THE COMPANY'S INSURANCE CARRIER PROVIDES DEFENSE AND COVERAGE FOR THIS CLAIM AND THE COMPANY'S PARTICIPATION HAS BEEN LIMITED TO ITS POLICY DEDUCTIBLE. SUCH AMOUNTS ARE CHARGED TO GENERAL AND ADMINISTRATIVE EXPENSE UPON SETTLEMENT.

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT THAT MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT DECEMBER 5, 1999 $2,599,546 WAS UNUSED OF THE $9,000,000 AVAILABLE UNDER THE INSTRUMENT. AT DECEMBER 6, 1998 $1,750,000 WAS UNUSED OF THE $9,750,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAD A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDED FOR A $3,900,000 CONSTRUCTION LOAN DUE AND PAYABLE ON SEPTEMBER 1, 1999. AT DECEMBER 6, 1998 $1,132,020 WAS UNUSED AND AVAILABLE FOR BORROWING UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT PRIME PLUS 0.5%. ON AUGUST 31, 1999 THE COMPANY CONVERTED THE REMAINING BALANCE OF THE CONSTRUCTION LOAN INTO A FIFTEEN-YEAR TERM LOAN WITH A THREE-YEAR BALLOON. AT DECEMBER 5, 1999 THE BALANCE OF THE TERM LOAN WAS $464,750. THE TERM LOAN BEARS INTEREST AT NEW YORK PRIME, ADJUSTED QUARTERLY.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE FIRST QUARTERS OF 1999 AND 2000 IS SUMMARIZED AS FOLLOWS:

                                       SKI AREA    REAL ESTATE   CONSOLIDATED
                                       ________    ___________   ____________

QUARTER ENDED 12/5/99
 TOTAL REVENUE                      $   349,616     $1,041,984    $ 1,391,600
 OPERATING PROFIT (LOSS)            $(1,128,347)    $  523,841    $  (604,506)
 DEPRECIATION AND AMORTIZATION      $     6,698     $    5,075    $    11,772
 IDENTIFIABLE ASSETS                $15,129,331     $4,094,697    $19,224,028
 CAPITAL EXPENDITURES               $   568,123     $        0    $   568,123

QUARTER ENDED 12/6/98
 TOTAL REVENUE                      $   451,136     $        0    $    451,136
 OPERATING PROFIT (LOSS)            $(1,152,513)    $  (67,437)   $ (1,219,950)
 DEPRECIATION AND AMORTIZATION      $     7,633     $    3,813    $     11,446
 IDENTIFIABLE ASSETS                $16,034,969     $6,690,872    $ 22,725,841
 CAPITAL EXPENDITURES               $   186,412     $        0    $    186,412

6/1/99 TO 12/5/99
 TOTAL REVENUE                      $ 1,346,377     $1,862,034    $  3,208,411
 OPERATING PROFIT (LOSS)            $(1,983,219)    $  884,488    $ (1,098,731)
 DEPRECIATION AND AMORTIZATION      $    15,246     $   11,358    $     26,604
 IDENTIFIABLE ASSETS                $15,129,331     $4,094,697    $ 19,224,028
 CAPITAL EXPENDITURES               $   568,123     $        0    $    568,123

6/1/98 TO 12/6/98
 TOTAL REVENUE                      $ 1,327,893     $       0     $  1,327,893
 OPERATING PROFIT (LOSS)            $(1,942,092)    $ (155,657)   $ (2,097,749)
 DEPRECIATION AND AMORTIZATION      $    17,809     $    8,897    $     26,706
 IDENTIFIABLE ASSETS                $16,034,969     $6,690,872    $ 22,725,841
 CAPITAL EXPENDITURES               $   434,521     $        0    $    434,521


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                                           FOR THE PERIOD
                                                      6/ 1/99         6/ 1/98
                                                        TO              TO
                                                      12/5/99         12/6/98
                                                      _______         _______

GROSS REVENUES                                    $ 3,208,411    $  1,327,893

NET LOSS                                          $  (815,331)   $ (1,222,138)

LOSS PER COMMON SHARE                             $     (0.81)   $      (1.22)

TOTAL ASSETS                                      $19,224,028    $ 22,725,841

LONG-TERM DEBT LESS CURRENT PORTION               $ 6,811,302   $   8,000,000



RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

REVENUES


REVENUES FOR THE SECOND QUARTER ENDING DECEMBER 5, 1999 WERE $1,391,600, AN INCREASE OF $940,464 OR 208% OVER THE SAME QUARTER OF THE PRIOR YEAR. THE INCREASE IS DUE PRIMARILY TO REAL ESTATE SALES OF $1,015,890 COMPARED TO NO REAL ESTATE SALES DURING THE SAME QUARTER LAST YEAR. LIFT REVENUES FOR THE QUARTER WERE DOWN $68,283 OR 30% FROM LAST YEAR'S SECOND QUARTER. LACK OF EARLY SEASON SNOWFALL ALSO RESULTED IN A DECREASE IN LODGING REVENUE, DOWN $3,458 OR 32% FOR THE SECOND QUARTER OF 2000 COMPARED TO THE SECOND QUARTER OF 1999.

FOOD AND BEVERAGE REVENUES WERE $63,706 FOR THE SECOND QUARTER OF 2000 COMPARED TO $86,892 IN 1999. THIS DECREASE OF $23,186 OR 27% IS PRIMARILY DUE TO A SHIFT IN MANAGEMENT OF SOME OF THE FOOD AND BEVERAGE OPERATIONS OF THE RESORT FROM THE REGISTRANT TO A NATIONAL FOOD CONCESSIONAIRE. ALTHOUGH CONTRACTS WERE STILL UNDER NEGOTIATION AT THE END OF THE QUARTER, THE CONCESSIONAIRE WAS RESPONSIBLE FOR SOME OF THE FOOD AND BEVERAGE OPERATIONS AT THE START OF THE SKI SEASON. THIS SHIFT IN MANAGEMENT WILL RESULT IN FUTURE FOOD AND BEVERAGE REVENUES SPECIFIC TO THOSE OPERATIONS BEING RECORDED AS `LEASE, MANAGEMENT AND OTHER FEES' DURING THE COURSE OF THE CONTRACTS.

YEAR-TO-DATE TOTAL REVENUE IS UP $1,880,518 OR 142% OVER 1999. THIS IS PRIMARILY DUE TO REAL ESTATE SALES OF $1,787,240 YEAR-TO-DATE IN 2000 COMPARED TO NO REAL ESTATE SALES DURING THE FIRST TWO QUARTERS OF 1999. LEASE, MANAGEMENT AND OTHER FEES ARE ALSO UP 64% OR $203,627 OVER LAST YEAR AT THIS TIME. PROPERTY MANAGEMENT AND RESERVATION FEES AS WELL AS SUMMER CONCERT REVENUE CONTRIBUTED TO THIS INCREASE. LIFT REVENUE YEAR-TO-DATE LAGS BEHIND LAST YEAR BY $61,618 OR 13% DUE TO THE WEAK OPENING OF THE SKI SEASON. FOOD AND BEVERAGE REVENUES ARE ALSO OFF BY $46,734 OR 10.5% DOWN FROM LAST YEAR-TO-DATE. WHILE SUMMER FOOD AND BEVERAGE REVENUE WAS STRONG, THE WEAK SKI SEASON START AS WELL AS THE CHANGE IN MANAGEMENT OF SOME OF THE FOOD AND BEVERAGE OPERATIONS AS NOTED ABOVE CONTRIBUTED TO THE DECREASE.

OPERATING EXPENSES

OPERATING COSTS AND EXPENSES INCREASED IN THE SECOND QUARTER BY $325,020 OR 19.5% FROM THE PRIOR YEAR. THE INCREASE IS A RESULT OF COST OF REAL ESTATE SALES OF $448,902 COUPLED WITH COST SAVINGS IN MOST OTHER AREAS OF OPERATIONS.

EXCLUDING COSTS OF REAL ESTATE SALES, THE COMPANY'S YEAR-TO-DATE OPERATING EXPENSES HAVE DECREASED BY 1.8% OVER THE PRIOR YEAR.

OTHER INCOME

OTHER INCOME IN THE SECOND QUARTER AND YEAR-TO-DATE FOR BOTH 1999 AND 2000 REFLECT REVENUES EARNED FROM SALES OF TIMBER ON THE COMPANY'S BASE AREA LANDS. THE REVENUE RECEIVED IS OF A ONE-TIME NATURE, AS THE COMPANY DOES NOT EXPECT TO HARVEST ANY MORE TIMBER IN THE NEAR FUTURE.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED DECEMBER 5, 1999 WAS $116,449, A DECREASE OF $12,812, OR 10% LOWER THAN THE SECOND QUARTER LAST YEAR. YEAR-TO-DATE INTEREST EXPENSE FELL BY $30,868 OR 11%, DURING THE FIRST TWO QUARTERS OF 2000 VERSUS THE SAME TWO QUARTERS OF THE PRIOR YEAR. THESE DECREASES ARE DUE TO LOWER LEVELS OF BORROWING ON THE COMPANY'S LINE OF CREDIT AND TERM LOAN, A RESULT OF REAL ESTATE SALES AND A POSITIVE CASH FLOW FOR THE TWO QUARTERS ENDED DECEMBER 5, 1999. THE YEAR-TO-DATE INTEREST EXPENSE OF $242,893 FOR FISCAL 2000 AND $273,761 FOR FISCAL 1999 IS NET OF CONSTRUCTION PERIOD INTEREST OF $3,100 AND $59,530 IN THE RESPECTIVE PERIODS.

THE SECOND QUARTER NET LOSS OF $396,981 WAS $275,272 OR 41% LESS THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET LOSS OF $815,331 WAS $406,806 OR 33% LESS THAN DURING THE SAME TIME PERIOD LAST YEAR.

A LOSS FOR THIS INTERIM PERIOD IN ANY YEAR IS NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR, BUT INSTEAD REFLECTS THE SEASONAL NATURE OF THE COMPANY'S BUSINESS. THE COMPANY'S MAIN PERIODS OF BUSINESS ARE FROM MID-NOVEMBER THROUGH MID-APRIL. HISTORICALLY, THE FIRST AND SECOND QUARTERS, ESPECIALLY TAKEN INDIVIDUALLY, BEAR LITTLE COMPARATIVE VALUE.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL OF $(1,844,404) AT THE END OF THE SECOND QUARTER OF FISCAL 2000 IMPROVED FROM WORKING CAPITAL OF $(3,244,727) AT DECEMBER 6, 1998. THE CHANGE WAS DUE PRIMARILY TO THE ADDITION OF A CONSTRUCTION LOAN FOR THE COMPANY'S CONDOMINIUM PROJECT IN 1999. THE CONSTRUCTION LOAN WAS REFINANCED AS A TERM LOAN ON AUGUST 31, 1999.

THE COMPANY DID NOT DECLARE ANY TYPE OF DIVIDEND IN FISCAL 2000 OR FISCAL 1999.

DEPOSITS AND OTHER UNEARNED INCOME IS $560,238 HIGHER THAN AT THE END OF THE SECOND QUARTER OF THE PRIOR YEAR. THE INCREASE IS DUE TO THE COMPANY'S CREATION OF A SPECIAL REDUCED PRICE SEASON PASS PRODUCT THAT RESULTED IN THE PRESEASON SALE OF 7,727 PASSES FOR FISCAL 2000 COMPARED TO 1,433 PASSES SOLD PRESEASON IN THE PRIOR YEAR. TOTAL LIABILITIES OF $11,996,254 REPRESENTS 166% OF STOCKHOLDERS' EQUITY AT DECEMBER 5, 1999, DOWN FROM $15,467,510 OR 213% OF STOCKHOLDERS' EQUITY AT DECEMBER 6, 1998.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT WHICH PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT DECEMBER 5, 1999 THERE WAS $6,400,454 BORROWED WITH $2,599,546 OF UNUSED CAPACITY ON THE $9,000,000 LINE OF CREDIT. AT DECEMBER 6, 1998, THERE WAS $8,000,000 BORROWED WITH $1,750,000 OF UNUSED CAPACITY ON THE $9,750,000 LINE OF CREDIT. IN ORDER TO FINANCE THE CONSTRUCTION OF A CONDOMINIUM PROJECT THE COMPANY OBTAINED A $3,900,000 CONSTRUCTION LOAN IN THE FORM OF A LINE OF CREDIT. THE LOAN MATURED ON SEPTEMBER 1, 1999. AT DECEMBER 13, 1998, THERE WAS $2,767,980 BORROWED WITH $1,132,020 OF UNUSED CAPACITY ON THE $3,900,000 CONSTRUCTION LOAN. ON AUGUST 31, 1999 THE COMPANY CONVERTED THE REMAINING BALANCE OF THE CONSTRUCTION LOAN INTO A FIFTEEN-YEAR TERM LOAN WITH A THREE-YEAR BALLOON. AT DECEMBER 5, 1999 THE BALANCE OF THE TERM LOAN WAS $464,750.


YEAR 2000

THE YEAR 2000 ("Y2K") PROBLEM RELATES TO COMPUTER SYSTEMS AND EMBEDDED CHIPS WITH PROGRAMMING CODES IN WHICH CALENDAR YEAR DATA IS ABBREVIATED TO ONLY TWO DIGITS. AS A RESULT OF THIS DESIGN, SOME SYSTEMS COULD FAIL TO OPERATE OR FAIL TO PRODUCE CORRECT RESULTS IN THE YEAR 2000 IF "00" IS INTERPRETED TO MEAN THE YEAR 1900, RATHER THAN THE YEAR 2000. AS A RESULT, COMPANIES ARE AT RISK FOR POSSIBLE MISCALCULATIONS OR FAILURES IN EITHER THEIR OWN SYSTEMS OR THE SYSTEMS OF THIRD PARTIES, WHICH COULD CAUSE DISRUPTION IN BUSINESS OPERATIONS.

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

THE COMPANY IS ALSO IN THE PROCESS OF IDENTIFYING AND CONTACTING THIRD PARTIES WITH WHOM THE COMPANY HAS MATERIAL RELATIONSHIPS IN ORDER TO VERIFY THEIR Y2K READINESS. THESE THIRD PARTIES INCLUDE UTILITY PROVIDERS, TELECOMMUNICATIONS PROVIDERS, MANUFACTURERS OF SKI LIFTS, AS WELL AS SERVICE PROVIDERS SUCH AS FINANCIAL INSTITUTIONS AND COMPANIES, WHICH PROVIDE EMPLOYEE BENEFITS SERVICES TO THE COMPANY. THE FAILURE OF SUCH THIRD PARTIES TO CORRECT MATERIAL Y2K PROBLEMS COULD RESULT IN AN INTERRUPTION IN, OR A FAILURE OF, CERTAIN NORMAL BUSINESS ACTIVITIES OR OPERATIONS OF THE COMPANY, AND SUCH FAILURES COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

THE PROJECT TIMETABLE ALLOWED SUFFICIENT TIME FOR THE COMPANY TO CONCLUDE THE PROJECT PRIOR TO JANUARY 1, 2000.

THE TOTAL COST ASSOCIATED WITH THE PROJECT, INCLUDING THE REPLACEMENT COST OF ANY NON-Y2K COMPLIANT SYSTEMS, SOFTWARE OR HARDWARE, IS NOT EXPECTED TO BE MATERIAL TO THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION. COSTS INCURRED IN CONNECTION WITH THE PROJECT ARE EXPENSED AS INCURRED, EXCEPT FOR THE COST OF REPLACEMENT SYSTEMS OR HARDWARE, WHICH WILL BE CAPITALIZED AND DEPRECIATED OVER THEIR ESTIMATED USEFUL LIVES. PROJECT COSTS ARE BEING FUNDED THROUGH OPERATING CASH FLOWS.

DUE TO THE GENERAL UNCERTAINTY INHERENT IN THE Y2K PROBLEM, RESULTING IN PART FROM THE UNCERTAINTY OF THE Y2K READINESS OF THIRD-PARTY SUPPLIERS AND SERVICE PROVIDERS, THE COMPANY IS UNABLE TO DETERMINE AT THIS TIME WHETHER THE CONSEQUENCES OF Y2K FAILURES WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS, LIQUIDITY OR FINANCIAL CONDITION. HOWEVER, THE COMPANY COULD BE MATERIALLY ADVERSELY AFFECTED BY A TEMPORARY INABILITY TO CONDUCT BUSINESS IN THE ORDINARY COURSE FOR A PERIOD OF TIME AFTER JANUARY 1, 2000 THROUGH A FAILURE TO IDENTIFY AND REMEDIATE ALL ITS SUSCEPTIBLE SYSTEMS OR IF THIRD-PARTY VENDORS AND SUPPLIERS WHOSE SYSTEMS AND OPERATIONS IMPACT THE COMPANY DID NOT BECOME Y2K COMPLIANT IN TIME. THIS COULD RESULT IN THE INABILITY TO OPERATE SKI LIFTS OR PROVIDE ESSENTIAL GUEST SERVICES ON SCHEDULE, WHICH COULD CAUSE A DECREASE IN THE COMPANY'S REVENUES. COMPLETION OF THE ASSESSMENT PHASE OF THE PROJECT IN PARTICULAR, THE ASSESSMENT OF THE Y2K READINESS OF ITS CRITICAL VENDORS AND SERVICE PROVIDERS IS EXPECTED TO SIGNIFICANTLY REDUCE THE COMPANY'S LEVEL OF UNCERTAINTY ABOUT THE Y2K PROBLEM. TO THE EXTENT THAT THIRD-PARTY RESPONSES TO THE COMPANY'S Y2K COMPLIANCE QUESTIONNAIRES OR THE COMPANY'S TESTING OF SUCH RESPONSES ARE UNSATISFACTORY, THE COMPANY WILL CREATE CONTINGENCY PLANS WHICH COULD INCLUDE CHANGING VENDORS OR SERVICE PROVIDERS TO THOSE WHO HAVE DEMONSTRATED Y2K READINESS.

THE PROJECT IS AN ONGOING PROCESS AND THE ESTIMATES OF COSTS AND COMPLETION DATES DESCRIBED ABOVE ARE SUBJECT TO CHANGE. AS OF JANUARY 10, 2000 NO REDUCTION IN SERVICES WERE EXPERIENCED BY THE COMPANY OR ITS CUSTOMERS AS A RESULT OF ANY Y2K RELATED PROBLEMS.

INFORMATION AND STATEMENTS CONTAINED HEREIN REGARDING THE COMPANY'S Y2K PROJECT ARE "YEAR 2000 READINESS DISCLOSURES" AS DEFINED BY THE YEAR 2000 INFORMATION AND READINESS DISCLOSURES ACT OF 1998, ENACTED ON OCTOBER 19, 1998.

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING MATTERS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FOR SUCH STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN EACH FORWARD-LOOKING STATEMENT DUE TO VARIOUS FACTORS, WHICH ARE OUTSIDE THE COMPANY'S CONTROL.


                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.  EXHIBITS

               3.1  ARTICLES OF INCORPORATION

               3.2  BY-LAWS

           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 5, 1999.



                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WINTER SPORTS, INC.

                                                    (REGISTRANT)


DATE:    JANUARY 14, 2000                 /S/MICHAEL J. COLLINS
                                          MICHAEL J. COLLINS
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)



DATE:    JANUARY 14, 2000                 /S/JOANN M. GOULD
                                          JOANN M. GOULD
                                          CONTROLLER & ASSISTANT SECRETARY
                                          (PRINCIPAL ACCOUNTING OFFICER)