Form 10QSB
period 2000-02-27
WINTER SPORTS INC /NEW
filed 2000-04-11
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2000


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



AS OF APRIL 3, 2000 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,008,368.


TRANSITION SMALL BUSINESS DISCLOSURE FORMAT     YES    NO  X



                              WINTER SPORTS, INC.

                                     INDEX


PART I.  FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
             AT:
               FEBRUARY 27, 2000
               FEBRUARY 28, 1999
               MAY 31, 1999

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE PERIODS:
               DECEMBER 6, 1999 - FEBRUARY 27, 2000
               DECEMBER 7, 1998 - FEBRUARY 28, 1999
               JUNE 1, 1999 - FEBRUARY 27, 2000
               JUNE 1, 1998 - FEBRUARY 28, 1999

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS:
               JUNE 1, 1999 - FEBRUARY 27, 2000
               JUNE 1, 1998 - FEBRUARY 28, 1999

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES



                              WINTER SPORTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   2/27/00       2/28/99        5/31/99
                               (UNAUDITED)   (UNAUDITED)     SEE NOTE 2


ASSETS


CURRENT ASSETS
 CASH AND CASH EQUIVALENTS          $   350,530  $   530,064  $   236,132
 CERTIFICATES OF DEPOSIT                 72,079            0        7,125
 RECEIVABLES (NET OF RESERVE
 FOR BAD DEBTS OF $17,680,
 $11,090 AND $17,128, RESPECTIVELY)     298,661      153,010       81,278
 RECEIVABLES - RELATED PARTIES           12,187        1,711       14,882
 INTEREST RECEIVABLE                      3,758            0            0
 INCOME TAX REFUND RECEIVABLE               164      325,555      190,753
 CURRENT DEFERRED TAX ASSET              24,516       51,767       24,516
 INVENTORIES                            532,252      511,427      411,870
 PREPAID EXPENSES                       226,100      199,336      229,448

TOTAL CURRENT ASSETS                  1,520,247    1,772,870    1,196,004
PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST     23,729,107   22,504,766   23,693,174
  ACCUMULATED DEPRECIATION AND
   AMORTIZATION                     (12,779,984) (11,627,938) (11,992,377)

                                     10,949,123   10,876,829   11,700,797
  CONSTRUCTION IN PROGRESS            1,595,933    1,035,012      419,568
  LAND AND DEVELOPMENT COSTS          3,075,949    6,050,450    4,090,262

NET PROPERTY AND EQUIPMENT           15,621,005   17,962,290   16,210,627


OTHER ASSETS                            405,690      280,685      420,443


     TOTAL ASSETS                   $17,546,942  $20,015,845  $17,827,074






LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
 ACCOUNTS PAYABLE                   $   750,099  $ 1,012,042  $   452,800
 ACCOUNTS PAYABLE - RELATED PARTIES         212            0        7,998
 EMPLOYEE COMPENSATION AND
   RELATED EXPENSES                     377,112      385,290      173,302
 TAXES OTHER THAN INCOME & PAYROLL      279,457       89,229      149,064
 INCOME TAXES PAYABLE                   923,048            0           50
 CURRENT PORTION OF LONG-TERM DEBT            0       61,628       24,347
 DEPOSITS & OTHER UNEARNED INCOME     1,005,815      804,637      911,467
 OTHER CURRENT LIABILITIES               16,882        9,121        4,953

TOTAL CURRENT LIABILITIES             3,352,625    2,361,947    1,723,981

LONG-TERM DEBT,
  LESS CURRENT PORTION                3,255,000    8,299,213    6,589,369

DEFERRED INCOME TAXES                 1,470,564    1,361,554    1,470,564


TOTAL LIABILITIES                     8,078,189   12,022,714    9,783,914





SHAREHOLDERS' EQUITY
 COMMON STOCK (5,000,000 SHARES
 AUTHORIZED; NO PAR VALUE;
 1,008,368, 1,008,368 AND
 1,008,368 SHARES OUTSTANDING)         4,099,174    4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL               20,519       20,519       20,519
 RETAINED EARNINGS                     5,349,060    3,873,438    3,923,467

TOTAL SHAREHOLDERS' EQUITY             9,468,753    7,993,131    8,043,160


TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY              $17,546,942  $20,015,845  $17,827,074








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THIRD QUARTER              YEAR TO DATE

                                12/6/99      12/7/98       6/1/99       6/1/98
                                  TO           TO            TO           TO
                                2/27/00      2/28/99      2/27/00      2/28/99

REVENUE
 LIFTS                      $ 3,750,748  $ 3,005,625  $ 4,150,967  $ 3,467,462
 FOOD, BEVERAGE & RETAIL        457,620      869,158      856,343    1,314,616
 EQUIPMENT RENTAL & REPAIR      495,423      390,381      537,578      427,911
 LODGING                        120,194      108,173      180,207      174,808
 LEASE, MANAGEMENT AND
   OTHER FEES                 1,082,271      761,975    1,554,609    1,043,197
 LEASE, MANAGEMENT & OTHER
  FEES - RELATED PARTIES        132,780       38,974      180,502       74,186
 REAL ESTATE SALES            2,087,000    1,736,797    3,874,240    1,736,797

TOTAL REVENUE                 8,126,036    6,911,083   11,334,446    8,238,977


COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS        602,539      716,460    1,211,696    1,231,095
 DEPRECIATION - LIFTS           462,547      494,127      462,547      494,127
 COST OF FOOD, BEVERAGE
   AND RETAIL                   214,848      341,751      362,597      515,437
 COST OF REAL ESTATE SALES      803,919    1,522,587    1,622,749    1,522,587
 PAYROLL & RELATED EXPENSES     948,717    1,102,332    2,034,949    2,244,381
 DIRECT EXPENSES                585,998      511,501    1,305,976    1,028,596
 DIRECT EXPENSES -
   RELATED PARTIES                7,435        5,000       37,778        6,347
 MARKETING                      334,383      419,600      792,253    1,008,435
 MARKETING - RELATED PARTIES          0           35            0        1,094
 DEPRECIATION & AMORTIZATION    307,849      286,961      334,453      313,668
 GENERAL & ADMINISTRATIVE       195,439      177,184      602,287      621,887
 GENERAL & ADMINISTRATIVE  -
  RELATED PARTIES                14,511        6,784       18,042       22,312

TOTAL COSTS AND EXPENSES      4,478,185    5,584,322    8,785,327    9,009,966


OPERATING INCOME (LOSS)       3,647,851    1,326,761    2,549,119    (770,989)


OTHER INCOME (EXPENSE)
 INTEREST INCOME                     0       10,138            0       19,460
 INTEREST EXPENSE             (101,643)    (155,281)    (341,523)    (429,041)
 GAIN (LOSS) OF DISPOSAL
   OF ASSETS                         0            0        4,645       24,899
 OTHER INCOME (EXPENSE)            233       42,358      136,291      342,776

TOTAL OTHER INCOME (EXPENSE)  (101,410)    (102,785)    (200,587)     (41,906)
INCOME (LOSS)
  BEFORE INCOME TAX          3,546,441    1,223,976    2,348,532     (812,895)
 PROVISION FOR (RECOVERY
   OF) INCOME TAX            1,304,318      489,178      922,884     (325,556)

NET INCOME (LOSS)          $ 2,242,123  $   734,798  $ 1,425,648 $   (487,339)



NET INCOME (LOSS)
   PER COMMON SHARE        $      2.22  $      0.73  $      1.41 $      (0.48)





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      6/1/99       6/1/98
                                                        TO           TO
                                                     2/27/00      2/29/99

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $ 3,545,009  $(1,142,575)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF CERTIFICATES OF DEPOSIT                (72,079)           0
  REDEMPTION OF CERTIFICATES OF DEPOSIT                7,125      249,000
  PROCEEDS FROM SALES OF ASSETS                        4,645       34,899
  PROPERTY AND EQUIPMENT ACQUISITIONS                (35,933)    (787,161)

NET CASH (USED IN) INVESTING ACTIVITIES              (96,242)    (503,262)


CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER        4,457,399    5,407,344
  PROCEEDS FROM DRAWS ON CONSTRUCTION LOAN                 0    3,738,935
  PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER        (6,809,241)  (5,478,881)
  PRINCIPAL PAYMENTS ON CONSTRUCTION LOAN           (982,527)  (1,641,502)

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                           (3,334,369)   2,025,896


NET INCREASE IN CASH AND CASH EQUIVALENTS            114,398      380,059

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               236,132      150,005


CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   350,530  $   530,064



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  INTEREST (NET OF CAPITALIZED INTEREST)         $   236,824   $  412,235
  INCOME TAXES (NET OF REFUNDS)                  $         0   $ (275,565)

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1999.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY FOR THE FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.

CERTAIN AMOUNTS IN THE FEBRUARY 28, 1999 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE FEBRUARY 27, 2000 PRESENTATION.

NOTE 2 - MAY 31, 1999

THE BALANCE SHEET AT MAY 31, 1999 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS OF THAT DATE.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

THE WEIGHTED AVERAGE NUMBERS OF COMMON SHARES OUTSTANDING WERE 1,008,368 FOR THE QUARTERS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999.

NOTE 4 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATION OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUE DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE THAT IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE 5 - LEGAL PROCEEDINGS AND CONTINGENCIES

THE COMPANY IS A DEFENDANT IN LAWSUITS FILED BY THREE INDIVIDUALS WHO ARE SEEKING DAMAGES OF AN UNSPECIFIED AMOUNT, FOR ALLEGED PERSONAL INJURIES RESULTING FROM ACCIDENTS OCCURRING ON THE COMPANY'S PROPERTY. THE COMPANY INTENDS TO VIGOROUSLY DEFEND THESE CLAIMS. THE COMPANY'S INSURANCE CARRIER PROVIDES DEFENSE AND COVERAGE FOR THESE CLAIMS AND THE COMPANY'S PARTICIPATION HAS BEEN LIMITED TO ITS POLICY DEDUCTIBLE. SUCH AMOUNTS ARE CHARGED TO GENERAL AND ADMINISTRATIVE EXPENSE UPON SETTLEMENT.

NOTE 6 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT, WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT FEBRUARY 27, 2000 $5,745,000 WAS UNUSED AND AVAILABLE UNDER THE $9,000,000 INSTRUMENT. AT FEBRUARY 28, 1999 $3,647,657 WAS UNUSED OF THE $9,750,000 THEN AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAD A LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR THE FINANCING OF THE CONSTRUCTION OF THE KINTLA LODGE, A MIXED-USE CONDOMINIUM PROJECT. THE AGREEMENT PROVIDED FOR A $3,900,000 CONSTRUCTION LOAN DUE AND PAYABLE ON SEPTEMBER 1, 1999. ON AUGUST 31, 1999 THE COMPANY CONVERTED THE REMAINING BALANCE OF THE CONSTRUCTION LOAN INTO A FIFTEEN-YEAR TERM LOAN WITH A THREE-YEAR BALLOON. AT FEBRUARY 27, 2000 THE BALANCE OF THE TERM LOAN WAS ZERO.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE THIRD QUARTER AND YEAR-TO-DATE FOR 2000 AND 1999 IS SUMMARIZED AS FOLLOWS:

                                         SKI AREA   REAL ESTATE  CONSOLIDATED

THIRD QUARTER

QUARTER ENDED 2/27/00
  TOTAL REVENUE                      $  4,958,136  $  3,167,899  $  8,126,035
  OPERATING PROFIT                   $  1,327,663  $  2,320,187  $  3,647,850
  DEPRECIATION & AMORTIZATION        $    780,567  $      7,160  $    787,727
  IDENTIFIABLE ASSETS                $ 13,803,276  $  3,743,666  $ 17,546,942
  CAPITAL EXPENDITURES               $     35,933  $          0  $     35,933

QUARTER ENDED 2/28/99
  TOTAL REVENUE                      $  5,065,414  $  1,845,669  $  6,911,083
  OPERATING PROFIT                   $  1,047,472  $    279,289  $  1,326,761
  DEPRECIATION & AMORTIZATION        $    773,928  $      7,160  $    781,088
  IDENTIFIABLE ASSETS                $ 14,644,206  $  5,371,639  $ 20,015,845
  CAPITAL EXPENDITURES               $    352,640  $          0  $    352,640

6/1/99 TO 2/27/00
  TOTAL REVENUE                      $  7,291,289  $  4,043,157  $ 11,334,446
  OPERATING PROFIT                   $    383,527  $  2,165,592  $  2,549,119
  DEPRECIATION & AMORTIZATION        $    780,567  $     16,433  $    797,000
  IDENTIFIABLE ASSETS                $ 13,803,276  $  3,743,666  $ 17,546,942
  CAPITAL EXPENDITURES               $     35,933  $          0  $     35,933

6/1/98 TO 2/28/99
  TOTAL REVENUE                      $  6,391,936   $ 1,847,041  $  8,238,977
  OPERATING PROFIT (LOSS)            $   (806,174)  $    35,185  $   (770,989)
  DEPRECIATION & AMORTIZATION        $    775,681   $    16,057  $    791,738
  IDENTIFIABLE ASSETS                $ 14,644,206   $ 5,371,639  $ 20,015,845
  CAPITAL EXPENDITURES               $    787,161   $         0  $    787,161


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                     FOR THE       FOR THE
                                                     PERIOD        PERIOD
                                                     6/1/99        6/1/98
                                                       TO            TO
                                                    2/27/00       2/28/99

GROSS REVENUE                                  $ 11,334,446  $  8,238,977

NET INCOME (LOSS)                              $  1,425,648  $   (487,339)

INCOME (LOSS) PER COMMON SHARE                 $       1.41  $      (0.48)

TOTAL ASSETS                                   $ 17,546,942  $ 20,015,845

LONG-TERM DEBT LESS CURRENT PORTION            $  3,255,000  $  8,299,213

RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

REVENUES


TOTAL REVENUES FOR THE THIRD QUARTER WERE $8,126,036, AN INCREASE OF $1,214,953 OR 18% FROM THE SAME QUARTER OF THE PRIOR YEAR. THE INCREASE IS DUE PRIMARILY TO AN INCREASE IN LIFT REVENUE FROM $3,005,625 IN THE THIRD QUARTER OF LAST YEAR TO $3,750,748 DURING THE THIRD QUARTER THIS YEAR, AN INCREASE OF OVER 24%. ACCOMPANYING THE INCREASE IN LIFT REVENUE, THE COMPANY ALSO EXPERIENCED AN INCREASE IN EQUIPMENT RENTAL AND REPAIR INCOME OF 27% OVER THE SAME TIME LAST YEAR. THE DECREASE OF $411,538 IN FOOD AND BEVERAGE IS DUE TO THE COMPANY LEASING OUT ITS FOOD OPERATIONS TO ANOTHER CORPORATION SPECIALIZING IN THIS TYPE OF FOOD SERVICE. THE DECREASE IN THIS ITEM CORRESPONDS TO THE INCREASE IN LEASE, MANAGEMENT AND OTHER FEES OF $320,299 OVER THE THIRD QUARTER OF LAST YEAR.

REAL ESTATE SALES CONTINUE TO BE STRONG FOR THE COMPANY. REVENUES INCREASED BY 20% TO $2,087,000 DURING THE THIRD QUARTER OF THIS YEAR COMPARED TO $1,736,797 AT THIS TIME LAST YEAR. THE COMPANY EXPECTS REAL ESTATE SALES TO CONTINUE STRONG THROUGH THE FOURTH QUARTER OF THIS FISCAL YEAR.

OPERATING COSTS AND EXPENSES


TOTAL OPERATING COSTS AND EXPENSES DECREASED BY $1,106,139 (20%) FROM THE SAME QUARTER OF THE PREVIOUS YEAR. THE DECREASE WAS PRIMARILY DUE TO THE ELIMINATION OF OPERATING COSTS OF THE FOOD AND BEVERAGE OPERATIONS, AS THE COMPANY HAS ENTERED INTO AN AGREEMENT WITH A THIRD PARTY TO LEASE ITS FOOD AND BEVERAGE OPERATIONS. THE COMPANY CONTINUES TO LOWER ITS OVERALL COST OF DOING BUSINESS, WHICH ACCOUNTS FOR THE DECREASE IN OTHER OPERATING COSTS.

YEAR TO DATE OPERATING COSTS AND EXPENSES HAVE DECREASED 3% OR $224,639. PAYROLL & RELATED EXPENSES AS WELL AS MARKETING EXPENSES DECREASED FROM THE PRIOR YEAR BY $209,432 AND $217,276, RESPECTIVELY. DIRECT EXPENSES INCREASED BY 30% OR $308,811 FROM THE PREVIOUS YEAR.

OTHER INCOME AND EXPENSE


INTEREST EXPENSE FOR THE QUARTER ENDED FEBRUARY 27, 2000 WAS $101,643; A DECREASE OF $53,638 OR 35% LOWER THAN THE THIRD QUARTER OF LAST YEAR. INTEREST EXPENSE DROPPED BY $87,518 OR 20% OVER THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR. THESE DECREASES ARE DUE TO LOWER LEVELS OF BORROWING ON THE COMPANY'S LINE OF CREDIT AND THE ELIMINATION OF THE TERM LOAN, A RESULT OF A POSITIVE CASH FLOW AND CONTINUED STRONG REAL ESTATE SALES.

OTHER INCOME

OTHER INCOME, YEAR-TO-DATE FOR BOTH FISCAL YEARS 2000 AND 1999 REFLECT REVENUES EARNED FROM SALES OF TIMBER ON THE COMPANY'S BASE AREA LANDS. THE REVENUE RECEIVED IS OF A ONE-TIME NATURE, AS THE COMPANY DOES NOT EXPECT TO HARVEST ANY MORE TIMBER IN THE NEAR FUTURE.

NET INCOME


THE THIRD QUARTER NET INCOME OF $2,242,123 WAS $1,507,325 OR 205% MORE THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET INCOME OF $1,425,648 WAS $1,912,987 MORE THAN DURING THE SAME TIME PERIOD LAST YEAR. THIS WAS PRIMARILY DUE TO STRONG REAL ESTATE SALES COUPLED WITH AN INCREASE IN SKIER VISITATION AND THE ASSOCIATED REVENUES.

THE COMPANY'S MAIN PERIODS OF BUSINESS OCCUR IN ITS FISCAL THIRD QUARTER, FROM MID-NOVEMBER THROUGH MID-APRIL. DUE TO THE SEASONAL NATURE OF THE COMPANY'S BUSINESS, RESULTS IN ANY ONE QUARTER ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE THIRD QUARTER OF 2000 WAS $(1,832,378). THIS REPRESENTS A DECREASE OF $243,300 FROM THE END OF THE SAME QUARTER LAST YEAR. THE DECREASE IS PRIMARILY DUE TO INCREASES IN INCOME TAXES PAYABLE COUPLED WITH HIGHER DEFERRED REVENUE COMPARED TO THE END OF THE SAME QUARTER LAST YEAR.

TOTAL LIABILITIES OF $8,078,189 REPRESENT 85% OF SHAREHOLDERS' EQUITY AT FEBRUARY 27, 2000 COMPARED TO $12,022,717 OR 150% OF SHAREHOLDERS' EQUITY AT FEBRUARY 28, 1999.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON CASH REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REDUCING REVOLVING CREDIT AGREEMENT THAT PROVIDES FLEXIBLE FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT FEBRUARY 27, 2000, THERE WAS $3,255,000 OUTSTANDING ON THE AVAILABLE LINE OF CREDIT OF $9,000,000. FINANCING OF FUTURE DEVELOPMENT AND BUSINESS OPPORTUNITIES IS ANTICIPATED TO INCLUDE CASH GENERATED FROM OPERATIONS, ISSUANCE OF ADDITIONAL DEBT AND MAY ALSO INCLUDE ADDITIONAL EQUITY FINANCING.

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

AS OF APRIL 4, 2000, THE COMPANY HAD TESTED ITS SYSTEMS AND EXPERIENCED NO REDUCTION IN SERVICES ITSELF OR BY ITS CUSTOMERS AS A RESULT OF ANY Y2K RELATED PROBLEMS.


FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING MATTERS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. FOR SUCH STATEMENTS, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN EACH FORWARD-LOOKING STATEMENT DUE TO VARIOUS FACTORS THAT ARE OUTSIDE THE COMPANY'S CONTROL.

                              WINTER SPORTS, INC.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED FEBRUARY 27, 2000.




                              WINTER SPORTS, INC.
                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                       WINTER SPORTS, INC.

                                          (REGISTRANT)


DATE:     APRIL 10, 2000               /S/ MICHAEL COLLINS
                                       MICHAEL COLLINS
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)

DATE:     APRIL 10, 2000               /S/ JAMI M. PHILLIPS
                                       JAMI M. PHILLIPS
                                       DIRECTOR OF FINANCE AND TREASURER
                                      (PRINCIPAL FINANCIAL OFFICER)