Form 10KSB
period 2000-05-31
WINTER SPORTS INC /NEW
filed 2000-08-31
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended May 31, 2000, or

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

Registrant's revenues in its most recent fiscal year were $15,173,467.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 2000 was $9,927,022. As of August 15, 2000, the number of shares outstanding of the registrant's common stock, no par value, was 1,005,268.

                      DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB            Incorporated Document


Part III, Item 9, Item 10          Proxy Statement dated September 15, 2000
Item 11, Item 12                    to be filed with the Securities and
                                    Exchange Commission for the annual meeting of shareholders to be held on October 17, 2000.

Total number of pages, including cover page          Exhibit Index - page

                              WINTER SPORTS, INC.

                                  Form 10-KSB

                               Table of Contents




                                                                        Page
Part I

Item  1 - Business.....................................................

Item  2 - Properties ..................................................

Item  3 - Legal Proceedings ...........................................

Item  4 - Submission of Matters to a Vote of Security Holders .........

Part II

Item  5 - Market for Common Stock and Related Stockholder Matters .....

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................

Item  7 - Financial Statements ........................................

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................

Part III
Item  9 - Directors and Executive Officers of the Registrant ..........

Item 10 - Executive Compensation ......................................

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management ..................................................

Item 12 - Certain Relationships and Related Transactions ..............

Part IV

Item 13 - Exhibits and Reports on Form 8-K ............................

          Exhibit Index ...............................................

          Exhibits ....................................................

Signatures ............................................................

                                     Part I


Item 1.  Business


Winter Sports, Inc. d/b/a Big Mountain Ski and Summer Resort (the `Company'' or `Big Mountain''), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the `Forest Service''). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, ancillary services, management agreements and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment. The Company owns approximately 600 acres in and around its base area which is available for commercial and residential development.

The ski facilities include eight chairlifts, two T-bar lifts and a platter lift, which service approximately 35 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (retail) located at the summit of the mountain and the Outpost (ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires, four food and beverage operations, a day-care center, a photography shop, a snowmobile operation and a sleigh ride, wagon ride and summer horse back riding operation. The Company also entered into a management agreement for its food and beverage operations with an entity specializing in this type of food service. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 30.44%, 33.51% and 40.92% of total revenues in 1999/00, 1998/99 and 1997/98, respectively. The Company has an all beverage liquor license and is designated as a `resort area'' for the issuance of additional resort retail liquor licenses.

During the 1992 fiscal year, twenty two condominiums located in the base area were purchased for resale to third parties. At May 31, 2000, only one condominium unit remains and the Company intends to retain ownership in that unit for the foreseeable future. Also in 1992, the Company began developing approximately seven percent of its fee simple land into single-family home lots and townhome lots, for the purpose of sale to interested parties. Sales of single-family and townhome lots began in 1993 when plat approval was received. The Company has developed 56 townhome lots and 71 single-family lots in four phases to date. As of May 31, 2000, all townhome lots were sold and all single-family lots were either under contract or were sold. During the fiscal year ended May 31, 1999, the Company completed construction of Kintla Lodge, a mixed use condominium facility located at the entrance to the base area village. The facility consists of twenty residential condominiums, five commercial condominium bays and a lobby and owner's lounge. At May 31, 2000, seven residential condominiums remain available for sale. During fiscal year ended May 31, 2000, the Company developed a portion of its fee simple land into the Moose Run subdivision which consists of one single-family lot and 52 townhome lots.
At May 31, 2000, 28 townhome lots remain.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company's facilities are operated seven days a week. During the past 50 years, Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

The Company also operates on a limited basis from early June through early October. This operation consists of a chairlift/gondola ride to the summit for sightseeing, hiking, rental and retail, hotel and recreational facilities.

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

Located at or near the base area and on the access road to Big Mountain are privately owned condominium developments and a number of private homes, many of which are available for public rental. Other accommodations are available in the Flathead Valley. The ski area is served by an all weather secondary highway.

The ski resort business is highly competitive. The success of Big Mountain's business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, energy shortages and the Canadian exchange rate. The profitability and growth of Big Mountain's ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley and Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowmaking and grooming operations.

The land occupied by the Summit House and the Company's lift sites are subject to a 30-year term, special-use permit from the Forest Service expiring December 31, 2015, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.60% of applicable revenues. Payments for fiscal year 2000 were $117,654. Payments in 1999 and 1998 were $95,683 and $130,998, respectively.

In carrying out its business, the Company must comply with a number of requirements concerning environmental quality. Advance approval from the Forest Service must be obtained for all construction, land alteration and significant repair, in addition to obtaining approval from other state and federal agencies regarding the protection of the environment and wildlife within the permitted areas. In 1985-86, the Company undertook a major expansion to build a chairlift and ski slopes on the previously undeveloped northern slope of Big Mountain. As a result of this expansion, restrictions for north slope lifts and slopes were imposed by the Forest Service covering the length of the ski season on those slopes, time periods for construction and restriction of outdoor cooking at the mountain top restaurant during the summer season. Since 1990, the Company has pursued additional expansion of ski terrain and additional amenities to offer customers within its permit area and in 1996 a Record of Decision was issued by the Forest Service approving most of the expansion items requested.

The Company has three wholly-owned subsidiaries. Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties. Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and development of certain land parcels owned by the Company. Big Mountain Resort Reservations was created in 1996 to provide reservation services for on-mountain lodging properties. During fiscal year May 31, 2000, this subsidiary was relatively inactive due to the establishment of a central reservations department within Winter Sports, Inc.


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

During 1997-98 the Company replaced Chair 7, a fixed-grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed that will transport guests to the top of the Company's tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year the Company began construction of a 52,000 square foot mixed use condominium project at the entrance of the Company's core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners' lounge and lobby, and 5 retail or commercial condominium units.

During 1998-99 the Company replaced the liner in its primary upper-mountain snowmaking reservoir, replaced the haul rope on its Glacier Chaser chairlift, installed new underground fuel tanks, purchased a new Bombardier groomer for its front-line fleet and replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also finished construction of Kintla Lodge, a mixed use condominium facility located at the entrance to the base area village. The facility consists of 20 residential condominiums, 5 commercial condominium bays and a lobby and owner's lounge.

During 1999-2000, the Company remodeled its guest services building, completed a turnaround at the entrance of the base area village, replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also installed a fiber optic backbone and T-1 line to enhance communications throughout the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.


                                    Part II

Item 5.  Market for Common Stock and Related Stockholder Matters


The Company's common stock is traded on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol `WSKI.OB''.

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


                               2000                   1999

          Quarter         High      Low          High      Low


          1st             9.380   8.000         12.000   10.883
          2nd             8.000   7.000         12.000   11.000
          3rd             8.750   7.000         11.750    9.250
          4th             8.500   6.000          9.250    7.500

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

The Company's Board of Directors authorized a stock repurchase program on May 19, 2000. Under this program the Company could repurchase up to 40,000 shares of the Company's outstanding common stock at prevailing market prices from time to time over the next six to eight months. As of August 15, 2000, the Company had repurchased 3,100 shares under this program.

The approximate number of shareholders of record for the Company's common stock as of August 15, 2000 was 741.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues


In 2000 consolidated revenues increased by 20.5% or $2,585,139.   The increase
is primarily due to the increase in lift revenues of $1,247,995 or 27.4% from 1999 to 2000. An increase in real estate sales of $936,882 or 24.5% from 1999 to 2000 also contributed to the increase in revenues. The increase in real estate sales was due mainly to sales of townhome lots in Moose Run as well as sales of single family home lots in Sunrise Ridge. The Company expects this trend to continue into the first quarter of fiscal year 2001. Revenue from lease, management and other fees increased by $832,008 or 50.1%. This increase is due primarily to the reclassification of income from Food, Beverage, & Retail to Lease, Management, and other fees due to the Company entering into a management agreement for the food operations. The increase is also due to increased reservations and property management fees generated by the increased skier visitation this year. The Company expects this trend to continue Revenue from equipment rental and repair increased by 23% or $143,402 due to increased skier visitation with guests renting rather than purchasing ski and snowboard equipment. The Company expects this trend to continue in the coming fiscal year.

Skier visits increased by 63,326 or 28% in 2000 due primarily to the Company's increased marketing efforts. During the fiscal year ending May 31, 2000, the Company offered for a limited time a discounted season pass program. This also
contributed to the increase in skier visitation over the 1999 fiscal year.   The
Company saw improvement in its Canadian markets over last year, but the weakness of the Canadian dollar still contributes to lower visits than were previously experienced. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian
exchange rate will occur.    The Company's four major markets are:  the local
drive market, the Pacific Northwest, the Midwest and Canada. The Company plans to continue and expand its marketing programs in all of its markets.

In 1999 consolidated revenues increased by $3,331,728 or 36%. The increase is primarily due to real estate sales increasing by $2,902,265 from 1998. The increase in real estate sales was due mainly to sales of condominium units in Kintla Lodge as well as sales of single family home lots in Sunrise Ridge. Revenue from lease, management and other fees increased by $313,461 or 25%. This increase was primarily due to rental revenue generated from the unsold Kintla Lodge units. Revenue from equipment rental and repair increased by 23% or $118,438, due to the Company's guests renting rather than purchasing ski and snowboard equipment and increased skier visitations.

Skier visits increased by 14,636 or 7% in 1999 due primarily to the Company's increased marketing efforts and the removal of the scare created by El Nino in the prior year.

Operating Expenses


Operating costs and expenses in 2000 were $12,296,368 compared to $13,058,297 in 1999. The $761,929 or 5.83% decrease was primarily attributable to the decrease in costs of real estate sales. Of the $889,505 decrease in cost of real estate sales, most of the decrease was due to the sale of the single family lots in Sunrise Ridge and townhome lots in Moose Run, compared to the sale of Kintla Lodge units during the previous fiscal year. Also contributing to the reduction in operating expenses over the previous fiscal year, was the elimination of the food and beverage operations through the management agreement entered into with a third party.



Interest Income/Expense and Other Income/Expense


In 2000, interest expense was $388,766 compared to $565,677 in 1999, a 31.3% decrease. The decrease was due to a lower level of debt throughout most of the fiscal year on the Company's operating line of credit as well as the repayment of the loan payable to Whitefish Credit Union for the construction of Kintla Lodge during this year. Capitalized interest in 2000 was $4,516 compared to $76,938 in 1999.

During 2000, the Company received $124,908 from the sale of timber that was selectively thinned from the Company's land holdings, which began in 1999. During 1999, the Company received $205,568 for the sale of timber. The revenue generated from this process will not occur again for several years.

During 1999, interest expense was $565,677 compared to $348,070 in 1998, a 63% increase. The increase was thje result of the post construction interest charges related to Kintla Lodge and a higher level of debt throughout most of the fiscal year on the Company's operating line of credit.

The Company charged against income during 2000, $193,043 of Construction in Progress costs that are not expected to be utilized within the foreseeable future. During 1998, the Company charged $75,739 of Construction in Progress costs against income for the same reason.




Income Taxes and Net Income


The pre-tax income in 2000 rose to $2,385,983 compared to a pre-tax net loss of ($641,530) in 1999. The income tax expense generated from the net operating income in 2000 was $888,003 producing an effective tax rate of 37% compared to an effective tax benefit of (32%) in 1999.

Net income (loss) in 2000 rose to $1,497,980 or $1.49 per common share from ($437,309) or ($0.43) per common share in 1999.

The pre-tax loss in 1999 was ($641,530), a $73,045 decrease from 1998. The recovery of income taxes in 1999 was $204,221 compared to an income tax recovery of $251,613 in 1998. The increase in the effective tax rate was mainly due to an increase in alternative minimum taxes generated by the carryback of net operating losses from the current tax year.

LIQUIDITY AND CAPITAL RESOURCES


At the end of fiscal year 2000, working capital was ($1,845,952) a decline of $1,320,975 from 1999. The decrease in working capital was primarily due to an increase in Accounts Payable and an increase in unearned income from the increased sales of preseason ski passes. The ratio of current assets to current liabilities at the end of 2000 was .40 to 1, a decrease from .70 to 1 at the end of the previous year. Cash flows from operating activities increased to $5,306,220 from $877,280 in 1999 due primarily to an increase in net income for the Company and an increase in unearned revenue.

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

Long-term debt at the end of 2000 decreased to $1,996,319 from $6,589,369 at the end of 1999. Long-term debt levels at the end of 2000 and 1999 were 20.9% and 82%, respectively of stockholders' equity.

At the end of 1999, long-term debt was $6,589,369, an increase of $254,424 from $6,334,945 at the end of 1998. Long-term debt at the end of 1999 represented 82% of stockholders' equity compared to 75% at the end of 1998.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for a $9,750,000 revolving, reducing line of credit which matures on May 31, 2008. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $750,000 each June 1st beginning June 1, 1999. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below Seafirst's reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $7,003,681 of unused funds on the Seafirst line of credit at May 31, 2000.

During 1998, the Company obtained a $3.9 million construction line of credit from the Whitefish Credit Union for construction of Kintla Lodge. In January of 1999 the construction loan was converted to a term loan which matures on September 1, 2002 and bears interest at New York Prime, or 7.75%. The loan was paid off during fiscal year May 31, 2000.

The Company has long-term plans to further develop Big Mountain Ski & Summer Resort and its real estate properties, on its own or with joint venture partners. In addition, the Company has received a Record of Decision on its Environmental Impact Statement from the United States Forest Service Supervisor regarding requested expansion of the resort within its lease boundaries. The decision will allow for most of the requested expansion the Company has been pursuing for several years. Financing for future development is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

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

As of May 31,2000, the Company had tested its systems and experienced no reduction in services itself or by its customers as a result of any Y2K related problems.

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

Item 7.  Financial Statements


Index to Consolidated Financial Statements                                Page



     Independent Auditor's Report.....................................

     Financial Statements:

       Consolidated Balance Sheets as of May 31, 2000 and 1999........

       Consolidated Statements of Income and Retained Earnings
          for the Years Ended May 31, 2000, 1999 and 1998..............

       Consolidated Statements of Cash Flow
          for the Years Ended May 31, 2000, 1999 and 1998..............

       Notes to Consolidated Financial Statements.....................

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 2000 and 1999, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 2000 and 1999 and the results of operations and cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 28, 2000


                              WINTER SPORTS, INC.


                          CONSOLIDATED BALANCE SHEETS

                                                               May 31

                                                       2000             1999

ASSETS


Current Assets
  Cash and cash equivalents                    $    297,356      $    236,132
  Certificates of deposit                                 0             7,125
  Receivables (net of reserve for bad debts
     of $17,680 and $17,128, respectively)           85,895            81,278
  Receivables - related parties                      17,258            14,882
  Income tax refund receivable                      190,284           190,753
  Current deferred tax asset                         27,320            24,516
  Inventories                                       406,876           411,870
  Prepaid expenses                                  223,708           229,448

Total Current Assets                              1,248,697         1,196,004

Property and Equipment, at Cost                  24,350,639        23,693,174
Accumulated depreciation and amortization       (13,346,404)      (11,992,377)

                                                 11,004,235        11,700,797
Construction in progress                            564,681           419,568
Land and development costs                        3,051,961         4,090,262

Net Property and Equipment                       14,620,877        16,210,627


Other Assets                                        209,824           420,443


TOTAL ASSETS                                   $ 16,079,398      $ 17,827,074



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts payable                             $    844,126      $    452,274
  Accounts payable - related parties                 21,784             7,998
  Employee compensation and related expenses        166,983           173,302
  Taxes other than payroll and income               142,440           149,064
  Interest Payable                                   45,063               526
  Income taxes payable                                    0                50
  Deposits and other unearned income              1,858,915           911,467
  Current maturities of long-term debt                    0            24,347
  Other current liabilities                          15,338             4,953

Total current liabilities                         3,094,649         1,723,981
Long-term debt                                    1,996,319         6,589,369
Deferred income taxes                             1,447,290         1,470,564
Total Liabilities                                 6,538,258         9,783,914


Commitments and Contingencies

Stockholders' Equity
  Common stock (5,000,000 shares of no-par value
    authorized; 1,008,368 shares outstanding in
    2000 and 1999, respectively)                  4,099,174         4,099,174
  Additional paid-in capital                         20,519            20,519
  Retained earnings                               5,421,447         3,923,467

Total stockholders' equity                        9,541,140         8,043,160


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 16,079,398     $  17,827,074



   The accompanying notes are an integral part of these financial statements.


                              WINTER SPORTS, INC.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   Year Ending May 31,
                                           2000          1999          1998

Revenue
  Lifts                               $ 5,798,597   $ 4,550,601   $ 4,662,431
  Food, beverage and retail             1,086,492     1,695,462     1,607,281
  Equipment rental and repair             776,412       633,010       514,572
  Lodging                                 262,178       228,357       202,199
  Lease, management and other fees      2,258,953     1,563,369     1,249,907
  Lease, management and other fees
    - related parties                     234,095        97,671       102,417
  Real estate sales                     4,756,740     3,819,857       917,791

Total Revenue                          15,173,467     12,588,327    9,256,598


Operating Expenses
  Direct expenses - lifts               1,722,651     1,647,021     1,629,916
  Depreciation expense - lifts            768,091       811,871       676,249
  Cost of food, beverage and retail       546,076       704,722       322,730
  Cost of real estate sales             1,984,217     2,873,722       590,253
  Payroll and related expenses          2,926,134     2,978,358     2,671,283
  Direct expenses                       1,608,227     1,372,743     1,073,999
  Direct expenses - related parties        37,449        50,048        41,488
  Marketing                             1,115,104     1,243,450       950,484
  Marketing - related parties                   0         1,094         5,867
  Depreciation and amortization           630,067       524,491       532,408
  General and administrative              940,411       823,579       891,193
  General and administrative -
    related parties                        17,941        27,198        28,475

Total Operating Expenses               12,296,368    13,058,297     9,414,345


Operating Income (Loss)                 2,877,099      (469,970)     (157,747)

Other Income (Expense)
  Interest income                           4,532        21,004         9,728
  Interest expense                       (388,766)     (490,698)     (347,789)
  Interest expense - related party              0       (74,979)         (281)
  Other income (expense)                 (106,882)      373,113       (72,396)

Total Other Income (Expense)             (491,116)     (171,560)     (410,738)


Income (Loss) before income taxes        2,385,983     (641,530)     (568,485)
  Provision for (Recovery of)
    income taxes                           888,003     (204,221)     (251,613)


Net Income (Loss)                        1,497,980     (437,309)     (316,872)

Retained earnings - beginning of year    3,923,467     4,360,776    4,679,608
  Dividends                                     0              0       (1,960)
                                                 -

Retained earnings - end of year        $ 5,421,447    $3,923,467   $4,360,776






Net Income (Loss) per common share     $      1.49   $    (0.43)   $    (0.32)



Weighted average shares outstanding      1,008,368    1,008,368     1,008,368

   The accompanying notes are an integral part of these financial statements


                              WINTER SPORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ending May 31,
                                           2000          1999          1998


Cash flows from operating activities
  Net income (loss)                     $1,497,980    $(437,309)    $(316,872)
Adjustments to reconcile net income
  to cash provided by
  operating activities:
    Depreciation and amortization       1,398,158     1,336,362     1,208,657
    Increase (decrease) in deferred
     income taxes                         107,287       (13,518)       23,100
    (Gain) loss on disposition of assets   50,636       (33,831)       77,563
    Bad debt expense (net of recovery)     (4,413)        6,644        72,977
    Changes in operating assets
     and liabilities:
       Receivables                         (2,580)      (30,175)       (6,949)
       Refundable income taxes                469        84,862      (275,615)
       Inventories                          4,994        (6,304)        4,350
       Prepaid expenses                     5,740       (65,881)       (1,244)
       Construction in progress          (185,364)       52,942    (1,687,081)
       Land and development costs       1,038,300       162,173        98,417
       Other assets                             0       (2,501)          (326)
       Accounts payable                   405,637      (663,267)       166,781
       Employee compensation and
         related expenses                  (6,319)       (1,696)       14,818
       Interest payable                    44,537           526             0
       Taxes other than payroll and
         income taxes                      (6,624)       28,924       (20,109)
       Income taxes payable                   (50)            0      (157,273)
       Deposits and other
         unearned revenue                 947,446       459,960       206,964
       Other liabilities                   10,386          (631)        3,204

  Total adjustments                     3,808,240      1,314,589    ( 271,766)

Net cash provided by (used in)
  operating activities                  5,306,220        877,280     (588,638)
Cash flows from investing activities:
  Proceeds from sale of assets             15,129        42,491        26,196
  Proceeds from redemption of
    certificate of deposit                  7,125       249,000             0
  Purchase of certificate of deposit            0        (7,125)     (249,000)
  Property and equipment acquisitions    (649,853)   (1,353,290)   (2,825,310)

Net cash used in investing activities    (627,599)   (1,068,924)   (3,048,114)


Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                     5,398,884    10,521,342     9,338,208
  Payments of long-term debt          (10,016,281)  (10,242,571)   (5,647,313)
  Loan costs paid on refinance                  0        (1,000)            0
  Redemption of preferred stock                 0             0       (24,500)
  Payments of dividends                         0             0        (1,960)

Net cash provided by (used in)
  financing activities                 (4,617,591)      277,771     3,664,435


Net increase in cash
  and cash equivalents                     61,224        86,127        27,683
Cash and cash equivalents - beginning
  of year                                 236,132       150,005       122,322

Cash and cash equivalents - end
  of year                              $  297,356     $ 236,132    $  150,005




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

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. In 2000, 1999 and 1998, $4,516, $76,938 and $22,628 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expense was $918,372 $1,022,473 and $807,906 in 2000, 1999 and 1998, respectively.

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

On September 9, 1995, the Company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Ski and Summer Resort. The Company has amortized the costs of the EIS over its useful life.

NOTE 2.   Business Segment Information

In 2000, 1999 and 1998, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve the development of land into single-family lots, townhomes, townhome lots and condominiums for the purpose of sales to interested parties.

Financial information by industry segment for 2000, 1999 and 1998 is summarized as follows:

                                   Ski Area       Real Estate    Consolidated

2000
  Revenue                        $ 10,146,049    $  5,027,418    $ 15,173,467
  Operating profit               $    169,478    $  2,707,621    $  2,877,099
  Depreciation and amortization  $  1,376,106    $     22,051    $  1,398,157
  Interest income                $          0    $      4,532    $      4,532
  Interest expense               $   (362,393)   $    (26,373)   $   (388,766)
  Income tax expense (benefit)   $   (119,084)   $  1,007,087    $    888,003
  Identifiable assets            $ 12,293,819    $  3,785,579    $ 16,079,398
  Capital expenditures           $    649,853    $          0    $    649,853

1999
  Revenue                        $  8,545,835    $  4,042,492    $ 12,588,327
  Operating profit (loss)        $ (1,153,134)   $    683,164    $   (469,970)
  Depreciation and amortization  $  1,319,444    $     16,918    $  1,336,362
  Interest income                $     10,725    $     10,279    $     21,004
  Interest expense               $   (451,862)   $   (113,815)   $   (565,677)
  Income tax expense (benefit)   $   (436,851)   $    232,630    $   (204,221)
  Identifiable assets            $ 13,940,139    $  3,886,935    $ 17,827,074
  Capital expenditures           $    700,690    $    652,600    $  1,353,290

1998
  Revenue                        $  8,334,806    $    921,792    $  9,256,598
  Operating profit (loss)        $   (304,603)   $    146,856    $   (157,747)
  Depreciation and amortization  $  1,192,987    $     15,670    $  1,208,657
  Interest income                $      1,634    $      8,094    $      9,728
  Interest expense               $   (342,104)   $     (5,966)   $   (348,070)
  Income tax expense (benefit)   $   (432,541)   $    180,928    $   (251,613)
  Identifiable assets            $ 14,228,919    $  3,823,866    $ 18,052,785
  Capital expenditures           $  2,825,310    $          0    $  2,825,310

NOTE 3.   Property and Equipment

                                     Asset
                                  Life Years             2000            1999


Leasehold improvements                   30      $    798,083   $     798,083
Buildings and grounds                 10-30         7,832,025       7,595,233
Lifts                                 10-15         9,478,014       9,478,014
Machinery and equipment                3-25         5,023,995       4,646,830
Furniture and fixtures                 3-10           538,512         531,594
Water system                          10-25           680,010         643,420

Total property and equipment                     $ 24,350,639   $  23,693,174



NOTE 4.   Other Assets

Other assets at May 31, 2000 and 1999 are summarized as follows:

                                                         2000            1999

Loan costs, net of amortization                     $  23,670      $   26,300
Planning and development - long-term                   52,758          58,119
Noncurrent deferred tax asset                          52,110         185,475
Environmental Impact Statement, net of amortization    57,306         125,839
Other long-term assets                                 23,980          24,710

Total other assets                                  $ 209,824      $  420,443



NOTE 5.   Notes Payable

Long-term debt at May 31, 2000 and 1999 is summarized as follows:

                                                         2000             1999

Bank of America National Trust and Savings         $1,996,319       $5,606,843
Association, doing business as Seafirst Bank
(Seafirst) revolving, reducing term loan with initial $9,750,000 availability decreasing by
$750,000 each year beginning June 1, 1999.
Mandatory principal reductions are required on outstanding balances above amounts available.
Interest at or below banks' reference rate.
Interest rate at May 31, 2000 and 1999 was 6.99% and 6.67%, respectively. Secured by all ski area operation real and personal property and assignment in trust of all U.S. Forest Service special use permits. Matures May 31, 2008.

Whitefish Credit Union, a related party,                    0        1,006,873
construction/term loan.  Interest at New
York prime. Interest rate at May 31, 1999 was 7.75%.Secured by Kintla Lodge land, building & equipment. This loan was paid in full at May 31, 2000.

Less current maturities                                     0         (24,347)
Total long-term debt                               $1,996,319       $6,589,369



Mandatory reductions of long-term debt are as follows:

  For the Year Ending May 31,               Amount


              2001                    $         0
              2002                              0
              2003                              0
              2004                              0
              2005                              0
       2006 and beyond                  1,996,319

                                      $ 1,996,319



The Seafirst loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. At May 31, 2000 the Company was in compliance of the debt coverage ratio covenant and the funded debt covenant required by the loan agreement. At May 31, 1999 the Company was in default of the debt coverage ratio covenant and the funded debt covenant required by the loan agreement. The Company requested and has obtained a conditional waiver of violation for the year ended May 31, 1999. The waiver was conditioned upon the Company meeting specific operating results in each quarter of the fiscal year ending May 31, 2000. The Company met those conditions.

At May 31, 2000 and 1999, $7,003,681 and $4,143,157 respectively, were unused and available for borrowing on the Seafirst line of credit.

NOTE 6.   Capital Stock and Additional Paid-In Capital

Preferred stock is non-voting and subject to redemption at the Company's option at any time upon payment of not less than the $100 par value and any accumulated dividends. At May 31, 1998, the Company redeemed at par value all of its outstanding preferred shares.

The computation of earnings per common share is based on net income for the year after deducting dividends paid on preferred stock of 2000-$0, 1999-$0 and 1998- $1,960. The number of shares used in the computation is the weighted average number of common shares considered to be outstanding during the year.

                                               2000          1999         1998

Cash dividends paid per preferred share     $  0.00       $  0.00      $  8.00

Cash dividends paid per common share        $  0.00       $  0.00      $  0.00

Changes in capital stock and additional paid-in capital are summarized as follows:

                        Preferred Stock           Common Stock       Additional

                      Number                  Number                 Paid-in
                     of Shares      Amount   of Shares      Amount   Capital

Balance at 5/31/97        245      $24,500   1,008,368  $4,099,174    20,519
Preferred Stock Redeemed (245)     (24,500)
Balance at 5/31/98          0     $      0   1,008,368   $4,099,174     20,519
Balance at 5/31/99          0     $      0   1,008,368   $4,099,174     20,519
Balance at 5/31/00           0    $      0   1,008,368   4,099,174      20,519



NOTE 7.   Income Taxes

Income taxes (credits) consist of the following:

                                             2000         1999         1998

Current
  Federal                                $ 633,806    $(147,809)   $(231,009)
  Fuel tax credit                             (498)        (802)      (1,583)

                                           633,308     (148,611)    (232,592)
  State                                    147,408      (42,092)     (42,121

                                           780,716     (190,703)    (274,713)
Deferred
  Federal                                   92,462      (14,974)      18,075
  State                                     14,825        1,456        5,025

Provision for income taxes               $ 888,003   $ (204,221)   $(251,613



Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                               2000         1999         1998


Depreciation                             $3,763,593   $3,824,116   $3,578,128
Uniform capitalization for income tax       (59,206)     (85,198)    (118,979)
Bad debt reserve                            (39,861)     (50,398)     (55,451)
Vacation allowance                          (52,042)     (50,614)     (53,013)
Alternative minimum tax credit carryforward       0      (29,342)           0
Federal net operating loss carryforward           0     (328,045)           0
State net operating loss carryforward             0     (265,659)           0

Total timing differences                 $3,612,484    $3,014,680   $3,350,685



The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                               2000         1999


Noncurrent deferred tax liability        $1,447,290   $1,470,564

Total deferred tax liability             $1,447,290   $1,470,564



Current deferred tax assets              $   27,320   $   24,516
Noncurrent deferred tax asset                52,110      185,475
Valuation allowance                               0            0

Net deferred tax assets                  $   79,430   $  209,991


The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                              2000         1999         1998


Income (loss) before taxes               $ 2,385,983  $ (641,530)  $ (588,484)
Statutory federal rate                           34%        (34%)        (34%)
Increased (decreases) resulting from:
  State tax at statutory rate                     7%         (7%)         (7%)
  Other (net)                                   (4%)          9%          (3%)

Effective tax rate                              37%         (32%)        (44%)



Refundable income taxes of $189,951 at May 31, 1999 resulted from the carryback of the 1999 net operating loss of $849,077 to the May 31, 1997 tax year.

At May 31, 2000 the Company utilized a federal net operating loss carryforward of $328,045 and a state net operating loss carryforward of $265,659 to offset current taxable income.

The Company also utilized an alternative minimum tax credit carryforward of $29,342 to reduce current income taxes. The credit had been recognized in 1999 as a noncurrent deferred tax asset.

NOTE 8.   Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                2000          1999         1998


  Interest (net of capitalized)         $  348,686    $  642,615   $  347,779
  Income taxes (net of refunds)         $  971,050    $ (275,565)  $  157,832

NOTE 9.   Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2015. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $117,654, $95,683 and $130,998 for 2000, 1999 and 1998, respectively.

NOTE 10.   Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2%. The plan is currently 100% funded. The Company's contributions to the Plan and charges to income for 2000, 1999 and 1998 amounted to $35,285, $33,370 and $34,320 respectively.

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

Related party transactions are summarized as follows:

                                               2000         1999         1998


Revenue received
  Rent and lease revenue                 $   30,872   $   30,000   $   32,500
  Management fee                         $   12,500   $   30,000   $   27,500
  Other revenue                          $  190,723   $   37,671   $   42,417
Expenses incurred
  Dues and memberships                   $   57,624   $   50,140   $    5,900
  Legal fees                             $   17,407   $   20,417   $   22,538
  Contract labor                         $        0   $    6,068   $   41,488
  Marketing                              $  (20,175)  $    1,094   $    5,867
  General and administrative             $      534   $      621   $    5,937
  Interest                               $        0   $   74,979   $      281
Amounts due to and from related parties
  Accounts receivable                    $   17,258   $   14,882   $    5,432
  Accounts payable                       $   21,784   $    7,998   $   79,065
  Note payable                           $        0   $1,006,873   $  161,065

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

Stock option transactions are summarized as follows:

                                                   Option Price        Number
                                                      Per Share     Of Shares

Outstanding, May 31, 1996                         14.00 - 19.50        22,000
  Granted                                                 17.00         6,000

Outstanding, May 31, 1997                         14.00 - 19.50        28,000

Outstanding, May 31, 1998                         14.00 - 19.50        28,000
  Expired                                                 14.00        (6,000)

Outstanding, May 31, 1999                         15.00 - 19.50        22,000
  Expired                                                 15.00       (10,000)

Outstanding, May 31, 2000                        $15.00 - 19.50        12,000



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

NOTE 14.  Other Income and Expense

During 1999 the Company began selectively thinning its lower elevation lands in order to reduce the fuel available should the lands be subject to a wildfire. This continued into the current fiscal year. The revenue earned from the sale of the harvested timber amounted to $124,908 in 2000 and $205,568 in 1999.

The Company periodically reviews its master plan for long-term resort development. During 2000 and 1998, the Company charged against income $193,043 and $75,739 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:
                                               2000         1999         1998


Gain (loss) on sale/retirement of assets  $ (50,636)   $  33,831   $ (77,563)
Other                                       (56,246)     339,282       5,167

Total other income (expense)              $(106,882)   $ 373,113   $ (72,396)



Item 8.   Changes in and Disagreements with Accountants on Accounting and

            Financial Disclosures


The Company has had no disagreements with its accountants on accounting or financial disclosures.

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant


Incorporated by reference from the Company's definitive proxy statement dated September 15, 2000 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 17, 2000.

Item 10.  Executive Compensation


Incorporated by reference from the Company's definitive proxy statement dated September 15, 2000 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 17, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management


Incorporated by reference from the Company's definitive proxy statement dated September 15, 2000 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 17, 2000.

Item 12.  Certain Relationships and Related Transactions


Incorporated by reference from the Company's definitive proxy statement dated September 15, 2000 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 17, 2000.


                                    Part IV

Item 13.  Exhibits and Reports on Form 8-K


(a)  Documents Filed as Part of this Report:                              Page


     (1) Financial Statements:

          Independent Auditors' Report....................................

          Consolidated Balance Sheets as of May 31, 2000 and 1999.........

          Consolidated Statements of Income and Retained Earnings
              for the Years Ended May 31, 2000, 1999 and 1998.............

          Consolidated Statements of Cash Flows for
             the Years Ended May 31, 2000, 1999 and 1998..................

          Notes to Consolidated Financial Statements......................


All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

     (2) Exhibits                                                        Page


          21.1   Subsidiaries of the Company............................

 (b) Reports on Form 8-K:


     No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

                                   Signatures


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  WINTER SPORTS, INC.

                                   By  /s/ Michael J. Collins

                                         Michael J. Collins,
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)
                                         Date:  August 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:



/s/ Charles R. Abell         Director                    August 30, 2000
Charles R. Abell

/s/ Brian T. Grattan         Director                    August 30, 2000
Brian T. (Tim) Grattan

/s/ Dennis L. Green          Director and Chairman       August 30, 2000
Dennis L. Green              of the Board

/s/ Charles P. Grenier       Director                    August 30, 2000
Charles P. Grenier

/s/ Jerry J. James           Director                    August 30, 2000
Jerry J. James

/s/ Michael T. Jenson        Director                    August 30, 2000
Michael T. Jenson

/s/ Darrel R. Martin         Director and Vice-Chairman  August 30, 2000
Darrel R. (Bill) Martin      of the Board

/s/ Michael J. Muldown       Director                    August 30, 2000
Michael J. Muldown

/s/ Jerome T. Broussard      Director                    August 30, 2000
Jerome Broussard

/s/ Jami M Phillips          Principal Financial Officer August 30, 2000
Jami M. Phillips



(c)  Exhibits:



     3.1  Restated Articles of Incorporation and Articles of Amendment
           to the Articles of Incorporation                              (2)

     3.2  By-Laws                                                        (3)

     3.3  Fifth Amendment to By-Laws                                     (4)

     3.4  Sixth Amendment to By-Laws                                     (4)

     3.5  Seventh Amendment to By-Laws                                   (7)

     10.1 Employment Agreement between Michael Collins and Winter
          Sports, Inc. as of August 1, 1992.                             (5)

     10.3 Loan Agreement between Seattle-First National Bank and
          Winter Sports, Inc. dated November 14, 1994.                   (6)

     10.5 Employment Agreement between Michael Collins and Winter        (8)
          Sports, Inc. as of August 1, 1996

     10.6 Employment Agreement between Michele Reese and Winter          (9)
            Sports, Inc. as of December 22, 1997

     10.7 Employment Agreement between Adora Maguire and Winter          (7)
            Sports, Inc. as of May 1, 1998

     21.1 Subsidiaries of the Company                                    (1)

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

     (7) Incorporated by reference from the Company's Form 10-KSB for the year ended May 31, 1998.

     (8) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 15, 1996.

     (9) Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 1, 1998.


                           Exhibit 21.1  Subsidiaries



        Name                                  Jurisdiction of Incorporation


Big Mountain Water Co.                            Montana

Big Mountain Development Corporation              Montana

Big Mountain Resort Reservations                  Montana