Form 10QSB
period 2000-09-10
WINTER SPORTS INC /NEW
filed 2000-10-24
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 10, 2000

(   ) TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM            TO
                                        -              -----

                          COMMISSION FILE NO. 0-15030


                              WINTER SPORTS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         MONTANA                                         81-0221770
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


AS OF OCTOBER 13, 2000 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,005,268.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X


                              WINTER SPORTS, INC.

                                     INDEX

                                                                     PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             SEPTEMBER 10, 2000(UNAUDITED)
             SEPTEMBER 12, 1999(UNAUDITED)
             MAY 31, 2000

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             JUNE 1, 2000 - SEPTEMBER 10, 2000(UNAUDITED)
             JUNE 1, 1999 - SEPTEMBER 12, 1999(UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS:
             JUNE 1, 2000 - SEPTEMBER 10, 2000(UNAUDITED)
             JUNE 1, 1999 - SEPTEMBER 12, 1999(UNAUDITED)

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

       ITEM 5.   OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 SIGNATURES

                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   9/10/00         9/12/99      5/31/00
                                  UNAUDITED       UNAUDITED      NOTE 2


ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS      $   51,726        $226,818     $ 297,356
 CERTIFICATES OF DEPOSIT              0              7,125          0
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $17,680, $23,803
  AND $17,680, RESPECTIVELY)       151,652         124,980        85,895
 RECEIVABLES - RELATED PARTIES        0             15,003        17,258
 INCOME TAX REFUND RECEIVABLE      258,373         315,669       190,284
 CURRENT DEFERRED TAX ASSET         27,320          24,516        27,320
 INVENTORIES                       412,541         424,003       406,876
 PREPAID EXPENSES                   66,840          90,022       223,708

TOTAL CURRENT ASSETS               968,452       1,228,136     1,248,697


PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT,
   AT COST                      24,317,602      23,693,175    24,350,639
  ACCUMULATED DEPRECIATION
   AND AMORTIZATION            (13,334,468)    (12,006,310)  (13,346,404)

                                10,983,134      11,686,865    11,004,235
 CONSTRUCTION IN PROGRESS        1,856,929       1,101,936       564,681
 LAND AND DEVELOPMENT COSTS      2,460,822       3,797,696     3,051,961

NET PROPERTY AND EQUIPMENT      15,300,885      16,586,497    14,620,877


OTHER ASSETS                       208,925         414,020       209,824


TOTAL ASSETS                   $16,478,262     $18,228,653   $16,079,398




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE           $   250,650 $   498,332  $   844,126
 ACCOUNTS PAYABLE -
    RELATED PARTIES                   0      15,482       21,784
 EMPLOYEE COMPENSATION AND
   RELATED EXPENSES             199,585     178,253      166,983
 TAXES OTHER THAN
   PAYROLL AND INCOME           244,291     253,477      142,440
 INTEREST PAYABLE                13,935      18,320       45,063
 DEPOSITS AND OTHER
   UNEARNED INCOME            1,917,279   1,856,055    1,858,915
 OTHER CURRENT LIABILITIES       28,716       9,172       15,338

TOTAL CURRENT LIABILITIES     2,654,456   2,829,091    3,094,649
LONG-TERM DEBT                2,966,319   6,304,245    1,996,319
DEFERRED INCOME TAXES         1,447,290   1,470,564    1,447,290

TOTAL LIABILITIES             7,068,065  10,603,900    6,538,258


STOCKHOLDERS' EQUITY
  COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
   1,005,268, 1,008,368 AND
   1,008,368 SHARES
    OUTSTANDING)              4,090,886   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL           0      20,519       20,519
 RETAINED EARNINGS            5,319,311   3,505,060    5,421,447

TOTAL STOCKHOLDERS' EQUITY    9,410,197   7,624,753    9,541,140


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $16,478,262 $18,228,653  $16,079,398





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                            6/ 1/00      6/ 1/99
                                                TO           TO
                                            9/10/00      9/12/99

REVENUE
 LIFTS                                  $   228,117  $   241,699
 FOOD, BEVERAGE AND RETAIL                  143,830      335,017
 EQUIPMENT RENTAL AND REPAIR                 22,434       20,754
 LODGING                                     60,231      52,508
 LEASE, MANAGEMENT AND OTHER FEES           275,382      369,085
 LEASE, MANAGEMENT AND OTHER FEES -
   RELATED PARTIES                           10,980       26,398
 REAL ESTATE SALES                        1,265,200      771,350

TOTAL REVENUE                             2,006,174    1,816,811


OPERATING COSTS AND EXPENSES
 DIRECT EXPENSE - LIFTS                     217,393      247,749
 COST OF FOOD, BEVERAGE AND RETAIL           61,865      117,738
 COST OF REAL ESTATE SALES                  360,522      369,929
 PAYROLL AND RELATED EXPENSES               613,673      582,803
 DIRECT EXPENSES                            418,529      486,025
 MARKETING                                  196,014      254,490
 DEPRECIATION AND AMORTIZATION               15,378       14,831
 GENERAL AND ADMINISTRATIVE                 237,731     234,233
 GENERAL AND ADMINISTRATIVE -
   RELATED PARTIES                                 0       3,238

TOTAL OPERATING COSTS AND EXPENSES        2,121,105    2,311,036


OPERATING INCOME (LOSS)                    (114,931)    (494,225)


OTHER INCOME (EXPENSE)
 INTEREST INCOME                             19,389          236
 INTEREST EXPENSE                           (82,161)    (126,444)
 OTHER INCOME (EXPENSE)                       7,478       78,210

TOTAL OTHER INCOME (EXPENSE)                (55,294)     (47,998)


INCOME (LOSS) BEFORE INCOME TAXES          (170,225)    (542,223)
 PROVISION FOR (RECOVERY OF)
   INCOME TAXES                             (68,089)    (123,873)

NET INCOME (LOSS)                        $ (102,136) $  (418,350)



EARNINGS (LOSS) PER COMMON SHARE        $     (0.10)  $    (0.41)



WEIGHTED AVERAGE SHARES OUTSTANDING       1,005,268    1,008,368



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                            6/ 1/00      6/ 1/99
                                                TO          TO
                                            9/10/00      9/12/99

NET CASH FLOW PROVIDED BY
 PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:                $  (319,847) $   542,361


CASH FLOWS FROM INVESTING ACTIVITIES
  SALE OF ASSETS                               6,621           0
  PROPERTY AND EQUIPMENT ACQUISITIONS      (873,597)    (266,551)

NET CASH (USED IN) INVESTING ACTIVITIES:   (866,976)    (266,551)


CASH FLOWS FROM FINANCING ACTIVITIES:
  STOCK REPURCHASE PLAN                      (28,807)          0
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER   970,000    1,143,135
 PRINCIPAL PAYMENTS ON LONG-TERM DEBT             0      (200,273)
 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER         0    (1,227,986)

NET CASH PROVIDED BY
   (USED IN) FINANCING ACTIVITIES:          941,193      (285,124)


NET (DECREASE)
 IN CASH AND CASH EQUIVALENTS              (245,630)       (9,314)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                  297,356       236,132

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                    $    51,726   $   226,818



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST) $    74,609  $    93,498
 INCOME TAXES (NET OF REFUNDS)          $         0  $        50

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PREPARED BY MANAGEMENT AND ARE UNAUDITED. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2000.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY FOR A FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.
CERTAIN AMOUNTS IN THE SEPTEMBER 12, 1999 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE SEPTEMBER 10, 2000 PRESENTATION.

NOTE 2 - MAY 31, 2000

THE BALANCE SHEET AT MAY 31, 2000 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE, WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 10, 2000 AND SEPTEMBER 12, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

NOTE 4 - LEGAL PROCEEDINGS AND CONTINGENCIES

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


NOTE 5 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT, WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT SEPTEMBER 10, 2000 $5,283,681 WAS UNUSED OF THE $8,250,000 AVAILABLE UNDER THE INSTRUMENT. AT SEPTEMBER 12, 1999 $3,478,000 WAS UNUSED OF THE $9,000,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAD A TERM LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. AT SEPTEMBER 12, 1999, THE BALANCE OF THE TERM LOAN WAS $782,253. DURING FISCAL YEAR ENDING MAY 31, 2000, THE LOAN WAS PAID IN FULL.

NOTE 7 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE FIRST QUARTERS OF 2000 AND 1999 ARE SUMMARIZED AS FOLLOWS:

                                       SKI AREA    REAL ESTATE   CONSOLIDATED


QUARTER ENDED 9/10/00
 TOTAL REVENUE                    $    690,793    $ 1,315,381  $  2,006,174
 OPERATING PROFIT (LOSS)          $   (975,527)    $  860,596  $   (114,931)
 DEPRECIATION AND AMORTIZATION    $      8,612     $    6,766  $     15,378
 IDENTIFIABLE ASSETS              $ 12,298,828    $ 4,179,434  $ 16,478,262
 CAPITAL EXPENDITURES             $    873,597    $      0     $    873,597

QUARTER ENDED 9/12/99
 TOTAL REVENUE                    $    996,061    $  820,750   $  1,816,811
 OPERATING PROFIT (LOSS)          $   (854,873)   $  360,648   $   (494,225)
 DEPRECIATION AND AMORTIZATION    $      8,548         6,283   $     14,831
 IDENTIFIABLE ASSETS              $ 14,210,960     $4,017,693  $ 18,228,653
 CAPITAL EXPENDITURES             $    266,551    $      0     $    266,551

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                                           FOR THE PERIOD
                                                       6/ 1/00        6/ 1/99
                                                         TO             TO
                                                       9/10/00        9/12/99


GROSS REVENUES                                    $ 2,006,174    $ 1,816,811

NET LOSS                                           $ (102,136)   $  (418,350)

LOSS PER COMMON SHARE                              $    (0.10)   $     (0.41)

TOTAL ASSETS                                      $16,478,262    $18,228,653

LONG-TERM DEBT LESS CURRENT PORTION               $ 2,966,319    $ 6,304,245



RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

REVENUES

TOTAL REVENUES FOR THE FIRST QUARTER THAT ENDED SEPTEMBER 10, 2000 WERE $2,006,174, AN INCREASE OF $189,363 OR 10.4% FROM THE QUARTER THAT ENDED SEPTEMBER 12, 1999. THE INCREASE WAS PRIMARILY DUE TO AN INCREASE IN REAL ESTATE SALES OF $493,850 OR 64% IN THE FIRST QUARTER OF THE CURRENT YEAR COMPARED WITH SALES IN THE FIRST QUARTER OF THE PRIOR YEAR. MANAGEMENT EXPECTS REAL ESTATE SALES TO CONTINUE THROUGHOUT THE REST OF THE FISCAL YEAR. SKI AREA REVENUE DECREASED FROM THE SAME QUARTER LAST YEAR DUE TO DECREASES IN LIFT REVENUE AND LESSEE REVENUE DUE TO THE PERCEIVED FIRE DANGER EXPERIENCED IN MONTANA DURING THE LATTER PART OF THE SUMMER SEASON. THE EFFECT OF THIS PERCEIVED DANGER RESULTED IN A DECREASE OF REVENUE OF 29% FROM THE FIRST QUARTER OF THE PREVIOUS YEAR.


OPERATING EXPENSES

TOTAL OPERATING COSTS AND EXPENSES IN THE QUARTER ENDED SEPTEMBER 10, 2000 DECREASED BY $189,931 FROM THE SAME QUARTER LAST YEAR. THE DECREASE IS DUE TO DECREASES IN MARKETING AND THE COST OF FOOD, BEVERAGE & RETAIL. THE DECREASE IN THE COST OF FOOD, BEVERAGE & RETAIL IS DUE TO THE FOOD AND BEVERAGE OPERATIONS BEING OPERATED UNDER A MANAGEMENT AGREEMENT DURING THIS QUARTER COMPARED TO BEING OPERATED BY THE COMPANY DURING THE FIRST QUARTER OF LAST YEAR.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED SEPTEMBER 10, 2000 WAS $82,161, A DECREASE OF $44,283 OR 35% LOWER THAN THE FIRST QUARTER LAST YEAR. INTEREST EXPENSE DECREASED DUE TO LOWER DEBT LEVELS ON THE COMPANY'S OPERATING LINE OF CREDIT AND THE REPAYMENT OF THE LOAN WITH WHITEFISH CREDIT UNION DURING THE FISCAL YEAR ENDING MAY 31, 2000.
LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE QUARTER WAS $(1,686,004) WHICH IS A DECREASE OVER THE PRIOR YEAR'S $(1,600,955). THE DECREASE IS PRIMARILY DUE TO THE DECREASE IN CASH AND AN INCREASE IN DEPOSIT AND OTHER UNEARNED INCOME DURING THE QUARTER ENDED SEPTEMBER 10, 2000.

TOTAL LIABILITIES OF $7,068,065 REPRESENT 75% OF STOCKHOLDERS' EQUITY AT SEPTEMBER 10, 2000, DOWN FROM $10,603,900 OR 139% OF STOCKHOLDERS' EQUITY AT SEPTEMBER 12, 1999.

THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED A STOCK REPURCHASE PROGRAM ON MAY 19, 2000. UNDER THIS PROGRAM THE COMPANY COULD REPURCHASE UP TO 40,000 SHARES OF THE COMPANY'S OUTSTANDING COMMON STOCK AT PREVAILING MARKET PRICES FROM TIME TO TIME OVER THE NEXT SIX TO EIGHT MONTHS. AS OF OCTOBER 13, 2000 THE COMPANY HAD REPURCHASED 3,100 SHARES UNDER THIS PROGRAM.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT THAT PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT SEPTEMBER 10, 2000, $2,966,319 WAS OUTSTANDING WITH $5,783,681 OF UNUSED CAPACITY ON THE $8,250,000 LINE OF CREDIT.



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



                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           REFERENCE IS MADE TO NOTE 4 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           AT THE REGULAR ANNUAL MEETING OF SHAREHOLDERS HELD ON OCTOBER 17, 2000, THE SHAREHOLDERS RE-ELECTED 9 CURRENT DIRECTORS TO ONE YEAR TERMS. WHEN VOTING FOR DIRECTORS, SHAREHOLDERS ARE ENTITLED TO CAST 9 VOTES FOR EACH SHARE OF COMMON STOCK HELD WITH CUMULATIVE VOTING ALLOWED. THE SHAREHOLDERS ALSO VOTED TO RATIFY JORDAHL & SLITER, PLLC AS INDEPENDENT AUDITORS. THE TABLES
           BELOW SUMMARIZE THE VOTING RESULTS:

           ELECTION OF DIRECTORS
                                      VOTES FOR    VOTES WITHHELD

           CHARLES R. ABELL           1,206,225         26,990
           JEROME T. BROUSSARD          692,091        147,985
           BRIAN  T. GRATTAN            695,725         85,010
           CHARLES P. GRENIER           826,291         72,610
           DENNIS L. GREEN              695,249        145,179
           JERRY J. JAMES               696,971         84,353
           MICHAEL T. JENSON            834,600         69,918
           DARREL R. MARTIN             828,988         71,671
           MICHAEL J. MULDOWN         1,066,773         42,979


           RATIFICATION OF AUDITORS

           SHARES VOTED FOR            816,369
           SHARES VOTED AGAINST            379
           SHARES ABSTAINING            23,309

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           EXHIBIT 10-9 EMPLOYMENT AGREEMENT BETWEEN MICHAEL COLLINS AND WINTER SPORTS, INC. DATED SEPTEMBER 1,2000.

           3.2 BY-LAWS   9TH AMENDMENT TO THE AMENDED BYLAWS.

           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 10, 2000.



                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                 WINTER SPORTS, INC.
                                                    (REGISTRANT)


DATE:    OCTOBER 23, 2000                 /S/MICHAEL J. COLLINS
                                          MICHAEL J. COLLINS
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)

DATE:    OCTOBER 23, 2000                 /S/JAMI M. PHILLIPS
                                          JAMI M. PHILLIPS
                                          CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)