Form 10QSB
period 2000-12-03
WINTER SPORTS INC /NEW
filed 2001-01-17
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 3, 2000

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



AS OF JANUARY 8, 2001 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 1,003,168.

TRANSITION SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X


                              WINTER SPORTS, INC.

                                     INDEX


                                                            PAGE NO.

PART I.FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AT:
             DECEMBER 3, 2000(UNAUDITED)
             DECEMBER 5, 1999(UNAUDITED)
             MAY 31, 2000

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS:
             SEPTEMBER 10, 2000 - DECEMBER 3, 2000(UNAUDITED) SEPTEMBER 13, 1999 - DECEMBER 5, 1999(UNAUDITED) JUNE 1, 2000 - DECEMBER 3, 2000(UNAUDITED)
             JUNE 1, 1999 - DECEMBER 5, 1999(UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS:
             JUNE 1, 2000 - DECEMBER 3, 2000(UNAUDITED)
             JUNE 1, 1999 - DECEMBER 5, 1999(UNAUDITED)

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

       ITEM 5. OTHER INFORMATION

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES


                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     12/3/00     12/5/99      5/31/00
                                  (UNAUDITED) (UNAUDITED)  SEE NOTE 2

ASSETS

CURRENT ASSETS
 CASH AND CASH EQUIVALENTS      $    373,957 $   458,522  $   297,356
 CERTIFICATES OF DEPOSIT                   0      72,079            0
 RECEIVABLES (NET OF RESERVE FOR
  BAD DEBTS OF $17,680, $17,680
  AND $17,680, RESPECTIVELY)         259,946      75,510       85,895
 RECEIVABLES - RELATED PARTIES             0      12,573       17,258
 INTEREST RECEIVABLE                   1,735           0            0
 INCOME TAX REFUND RECEIVABLE        570,203     381,434      190,284
 CURRENT DEFERRED TAX ASSET           27,320      24,516       27,320
 INVENTORIES                         791,187     669,773      406,876
 PREPAID EXPENSES                    173,726     175,577      223,708

TOTAL CURRENT ASSETS               2,198,074   1,869,984    1,248,697


PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST  24,316,967  23,729,766   24,350,639
  ACCUMULATED DEPRECIATION
   AND AMORTIZATION              (13 345,809)(12,017,121) (13,346,404)

                                  10,971,158   11,712,645  11,004,235
 CONSTRUCTION IN PROGRESS          1,564,915   1,726,913      564,681
 LAND AND DEVELOPMENT COSTS        2,906,010   3,501,262    3,051,961

NET PROPERTY AND EQUIPMENT        15,442,083  16,940,820   14,620,877


OTHER ASSETS                         208,475     413,224      209,824

TOTAL ASSETS                    $ 17,848,632 $19,224,028  $16,079,398




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 ACCOUNTS PAYABLE               $  1,029,293 $ 1,016,203  $   844,126
 ACCOUNTS PAYABLE
    - RELATED PARTIES                      0       4,041       21,784
 EMPLOYEE COMPENSATION AND
  RELATED EXPENSES                   273,522     233,431      166,983
 TAXES OTHER THAN
   PAYROLL AND INCOME                177,416     170,544      142,440
 INTEREST PAYABLE                          0      11,146       45,063
 CURRENT PORTION OF
    LONG-TERM DEBT                         0      53,902            0
 DEPOSITS AND OTHER
    UNEARNED INCOME                2,389,111   2,218,050    1,858,915
 OTHER CURRENT LIABILITIES            13,397       7,071       15,338

TOTAL CURRENT LIABILITIES          3,882,739   3,714,388    3,094,649
LONG-TERM DEBT, LESS CURRENT
 PORTION                           3,881,520   6,811,302    1,996,319
DEFERRED INCOME TAXES              1,447,290   1,470,564    1,447,290

TOTAL LIABILITIES                  9,211,549  11,996,254    6,538,258



STOCKHOLDERS' EQUITY

 COMMON STOCK (5,000,000 SHARES
  AUTHORIZED; NO PAR VALUE;
  1,003,168, 1,008,368 AND
  1,008,368 SHARES OUTSTANDING)    4,070,936   4,099,174    4,099,174
 ADDITIONAL PAID-IN CAPITAL                0      20,519       20,519
 RETAINED EARNINGS                 4,566,147   3,108,081    5,421,447

TOTAL STOCKHOLDERS' EQUITY         8,637,083   7,227,774    9,541,140


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $ 17,848,632 $19,224,028  $16,079,398





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                SECOND QUARTER          YEAR TO DATE
                            9/10/00    9/13/99      6/1/00     6/1/99
                               TO         TO          TO         TO
                            12/3/00    12/5/99     12/3/00    12/5/99

REVENUE
 LIFTS                   $  166,992  $ 158,521  $  395,109 $  400,219
 FOOD, BEVERAGE & RETAIL     16,099     63,706     159,929    398,723
 EQUIPMENT RENTAL
    & REPAIR                 24,297     21,401      46,731     42,155
 LODGING                     17,738      7,504      77,969     60,013
 LEASE, MANAGEMENT
    & OTHER FEES             202,234    103,253    477,616    472,338
 LEASE, MANAGEMENT & OTHER FEES
   - RELATED PARTIES         15,306     21,325      26,286     47,723
 REAL ESTATE SALES          544,000   1,015,890  1,809,200  1,787,240

TOTAL REVENUE               986,666   1,391,600  2,992,840  3,208,411


OPERATING COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS    438,971    361,408     656,364    609,157
 COST OF FOOD,
   BEVERAGE & RETAIL         21,739     30,010      83,604    147,749
 COST OF REAL
   ESTATE SALES             504,518    448,902     865,040    818,830
 PAYROLL AND
    RELATED EXPENSES        460,856    503,430   1,074,529  1,086,232
 DIRECT EXPENSES            239,386    234,252     638,082    719,977
 DIRECT EXPENSES
    - RELATED PARTIES        20,947     30,043      40,780     30,343
 MARKETING                  220,751    203,379     416,765    457,870
 DEPRECIATION
   & AMORTIZATION            11,791     11,772      27,170     26,604
 GENERAL & ADMINISTRATIVE   264,384    172,616     502,115    406,849
 GENERAL & ADMINISTRATIVE
   - RELATED PARTIES            400        294         400      3,531

TOTAL OPERATING COSTS
 AND EXPENSES             2,183,743   1,996,106  4,304,849  4,307,142


OPERATING INCOME(LOSS)    (1,197,077) (604,506)(1,312,009) (1,098,731)


OTHER INCOME (EXPENSE)
 INTEREST INCOME                  0      3,919           0      4,155
 INTEREST EXPENSE           (58,607)  (116,449)   (121,379)  (242,893)
 GAIN (LOSS) ON
    DISPOSAL OF ASSETS            0      4,645       6,771      4,645
 OTHER INCOME (EXPENSE)         402     57,849       1,114    136,059
TOTAL OTHER INCOME
 (EXPENSE)                  (58,205)   (50,036)   (113,494)   (98,034)


INCOME(LOSS) BEFORE
   INCOME TAXES           (1,255,282) (654,542)(1,425,503)(1,196,765)
  PROVISION FOR(RECOVERY OF)
 INCOME TAXES              (502,114)  (257,561)   (570,203)  (381,434)

NET INCOME(LOSS)         $ (753,168) $(396,981) $ (855,300)$ (815,331)



EARNINGS(LOSS)
   PER COMMON SHARE      $    (0.75) $    (0.39)$    (0.85)$    (0.81)



WEIGHTED AVERAGE SHARES
  OUTSTANDING              1,004,318   1,008,368  1,005,474  1,008,368





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                    6/1/00     6/1/99
                                                      TO         TO
                                                   12/3/00    12/5/99


NET CASH PROVIDED BY(USED IN)
 OPERATING ACTIVITIES:                          $(1,793,515)$  43,455


CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE OF CERTIFICATES OF DEPOSIT                     0    (72,079)
 REDEMPTION OF CERTIFICATES OF DEPOSIT                   0      7,125
 PROCEEDS FROM SALE OF ASSETS                       33,672      4,645
 PROPERTY AND EQUIPMENT ACQUISITIONS                     0    (36,592)

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITES   33,672    (96,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
  STOCK REPURCHASE PLAN                            (48,757)          0
 PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER       2,775,201   3,238,677
 PRINCIPAL PAYMENTS ON TERM LOAN                         0    (517,776)
 PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER         (890,000) (2,445,065)

NET CASH PROVIDED BY FINANCING ACTIVITIES        1,836,444     275,836

NET INCREASE IN CASH AND CASH EQUIVALENTS           76,601     222,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   297,356     236,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  373,957 $   458,522



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

 INTEREST (NET OF CAPITALIZED INTEREST)         $  152,329 $  232,643
 INCOME TAXES (NET OF REFUNDS)                  $        0 $ (190,574)

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

CERTAIN AMOUNTS IN THE DECEMBER 5, 1999 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE DECEMBER 3, 2000 PRESENTATION.

NOTE 2 - MAY 31, 2000

THE BALANCE SHEET AT MAY 31, 2000 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.


NOTE 3 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATIONS OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUES DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE WHICH IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED DECEMBER 3, 2000 AND DECEMBER 5, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

NOTE 5 - NOTES PAYABLE

THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT THAT MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT DECEMBER 3, 2000 $4,368,480 WAS UNUSED OF THE $8,250,000 AVAILABLE UNDER THE INSTRUMENT. AT DECEMBER 5, 1999 $2,599,546 WAS UNUSED OF THE $9,000,000 AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.

THE COMPANY ALSO HAD A TERM LOAN AGREEMENT WITH WHITEFISH CREDIT UNION FOR FINANCING OF THE CONSTRUCTION OF A MIXED-USE CONDOMINIUM PROJECT. AT DECEMBER 5, 1999 THE BALANCE OF THE TERM LOAN WAS $464,750. DURING FISCAL YEAR ENDING MAY 31, 2000, THE LOAN WAS PAID IN FULL.

NOTE 6 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE SECOND QUARTERS OF 2000 AND 1999 AND YEAR TO DATE PERIODS THEN ENDED IS SUMMARIZED AS FOLLOWS:

                               SKI AREA    REAL ESTATE   CONSOLIDATED


QUARTER ENDED 12/3/00
 TOTAL REVENUE                 $417,353 $   569,313   $    986,666
 OPERATING PROFIT (LOSS)    $(1,185,604)$   (11,473)  $ (1,197,077)
 DEPRECIATION
  AND AMORTIZATION          $     6,717 $     5,074   $     11,791
 IDENTIFIABLE ASSETS        $14,081,446 $ 3,767,186   $ 17,848,632
 CAPITAL EXPENDITURES       $         0 $         0   $          0

QUARTER ENDED 12/5/99
 TOTAL REVENUE              $   349,616 $ 1,041,984   $  1,391,600
 OPERATING PROFIT (LOSS)    $(1,128,347)$   523,841   $   (604,506)
 DEPRECIATION
   AND AMORTIZATION         $     6,698 $     5,075   $     11,773
 IDENTIFIABLE ASSETS        $15,129,331 $ 4,094,697   $ 19,224,028
 CAPITAL EXPENDITURES       $    36,592 $         0   $     36,592

6/1/00 TO 12/3/00
 TOTAL REVENUE              $ 1,108,146 $ 1,884,694   $  2,992,840
 OPERATING PROFIT (LOSS)    $(2,161,132)$   849,122   $ (1,312,010)
 DEPRECIATION
   AND AMORTIZATION         $    15,329 $    11,841   $     27,170
 IDENTIFIABLE ASSETS        $14,081,446 $ 3,767,186   $ 17,848,632
 CAPITAL EXPENDITURES       $   873,597 $         0   $    873,597

6/1/99 TO 12/5/99
 TOTAL REVENUE              $ 1,346,377 $ 1,862,034   $  3,208,411
 OPERATING PROFIT (LOSS)    $(1,983,219)$   884,488   $ (1,098,731)
 DEPRECIATION
   AND AMORTIZATION         $    15,246 $    11,358   $     26,604
 IDENTIFIABLE ASSETS        $15,129,331 $ 4,094,697   $ 19,224,028
 CAPITAL EXPENDITURES       $   303,143 $         0   $    303,143

                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


                                              FOR THE PERIOD
                                         6/ 1/00        6/ 1/99
                                            TO             TO
                                         12/3/00        12/5/99


GROSS REVENUES                        $2,992,840    $ 3,208,411

NET LOSS                              $ (855,300)   $  (815,331)
LOSS PER COMMON SHARE                 $    (0.85)   $     (0.81)

TOTAL ASSETS                         $ 17,848,632   $ 19,224,028

LONG-TERM DEBT
   LESS CURRENT PORTION              $  3,881,520   $  6,811,302



RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

REVENUES

REVENUES FOR THE SECOND QUARTER ENDING DECEMBER 3, 2000 WERE $986,666, A DECREASE OF $404,934 OR 29% OVER THE SAME QUARTER OF THE PRIOR YEAR. THE DECREASE IS DUE PRIMARILY TO REAL ESTATE SALES OF $544,000 COMPARED TO $1,015,890 DURING THE SAME QUARTER LAST YEAR. THIS DECREASE IS DUE IN PART TO A REDUCTION IN INVENTORY OF AVAILABLE REAL ESTATE PRODUCT, DUE TO STRONG SALES DURING THE LAST TWELVE MONTHS. THE COMPANY IS CURRENTLY EVALUATING NEW PROJECTS AND PLANS TO HAVE MORE REAL ESTATE DEVELOPMENT AVAILABLE FOR SALE WITHIN THE NEXT EIGHT MONTHS.

FOOD AND BEVERAGE REVENUES WERE $16,099 FOR THE SECOND QUARTER OF 2001 COMPARED TO $63,706 IN 2000. THIS DECREASE OF $47,607 OR 75% IS DUE TO A SHIFT IN MANAGEMENT OF THE FOOD AND BEVERAGE OPERATIONS OF THE RESORT FROM THE REGISTRANT TO A NATIONAL FOOD CONCESSIONAIRE. THIS IS ALSO RESPONSIBLE FOR THE INCREASE IN LEASE, MANAGEMENT AND OTHER FEES OF $98,981 OVER THE PREVIOUS YEAR.

TOTAL REVENUES FOR THE YEAR ARE DOWN BY 7% FROM THE PREVIOUS YEAR DUE IN PART TO A SUMMER SEASON IMPACTED BY THE PERCEIVED FIRE DANGER EXPERIENCED IN MONTANA.

THE SKI RESORT HAS ALSO EXPERIENCED LOWER THAN NORMAL SNOWFALL AMOUNTS DURING THE FIRST TWO MONTHS OF THE SKI SEASON. EARLY SNOWMAKING HAS HELPED TO MAKE SKIING CONDITIONS VERY GOOD DESPITE LESS ACCUMULATION OF NATURAL SNOW. IT CANNOT BE DETERMINED AT THIS TIME WHETHER THIS WILL RESULT IN A DROP IN SKIER VISITATION FOR THIS SEASON.



OPERATING EXPENSES

OPERATING COSTS AND EXPENSES INCREASED IN THE SECOND QUARTER BY $187,637 OR 9% FROM THE PRIOR YEAR. THIS INCREASE IS DUE PARTLY TO AN INCREASE IN GENERAL AND ADMINISTRATIVE COSTS OF 53% OVER THE SECOND QUARTER LAST YEAR. COSTS IN THIS CATEGORY WHICH HAVE INCREASED ARE FUEL, UTILITIES AND OCCUPANCY EXPENSES DUE TO NORMAL UP KEEP OF OUR FACILITIES AS THE BUILDINGS AGE. THE COST OF REAL ESTATE SALES ROSE 12% OVER THE SECOND QUARTER OF 2000 DUE TO REAL ESTATE SALES OF CONDOMINIUM PROPERTY VERSUS TOWN HOME AND SINGLE FAMILY LOTS. A DECREASE IN THE COST OF FOOD, BEVERAGE & RETAIL OF 27.5% WAS DUE TO THE FOOD OPERATIONS UNDER A MANAGEMENT AGREEMENT BY A THIRD PARTY OPERATOR THIS QUARTER COMPARED TO ONLY PARTIAL OPERATION BY THE OPERATOR DURING THE SAME QUARTER LAST YEAR.



OTHER INCOME

OTHER INCOME IN THE SECOND QUARTER AND YEAR-TO-DATE FOR 2000 REFLECT REVENUES EARNED FROM SALES OF TIMBER ON THE COMPANY'S BASE AREA LANDS. THE REVENUE RECEIVED WAS OF A ONE-TIME NATURE, AS THE COMPANY DOES NOT EXPECT TO HARVEST ANY MORE TIMBER IN THE NEAR FUTURE.

OTHER EXPENSES

INTEREST EXPENSE FOR THE QUARTER ENDED DECEMBER 3, 2000 WAS $58,607, A DECREASE OF $57,842, OR 50% LOWER THAN THE SECOND QUARTER LAST YEAR. YEAR-TO-DATE INTEREST EXPENSE FELL BY $121,514 OR 50%, DURING THE FIRST TWO QUARTERS OF 2001 VERSUS THE SAME TWO QUARTERS OF THE PRIOR YEAR. THESE DECREASES ARE DUE TO LOWER LEVELS OF BORROWING ON THE COMPANY'S LINE OF CREDIT AND REPAYMENT OF THE TERM LOAN.

THE SECOND QUARTER NET LOSS OF $753,168 WAS $356,187 OR 90% MORE THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET LOSS OF $855,300 WAS $39,969 OR 5% LESS THAN DURING THE SAME TIME PERIOD LAST YEAR.

A LOSS FOR THIS INTERIM PERIOD IN ANY YEAR IS NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE YEAR, BUT INSTEAD REFLECTS THE SEASONAL NATURE OF THE COMPANY'S BUSINESS. THE COMPANY'S MAIN PERIODS OF BUSINESS ARE FROM MID-NOVEMBER THROUGH MID-APRIL. HISTORICALLY, THE FIRST AND SECOND QUARTERS, ESPECIALLY TAKEN INDIVIDUALLY, BEAR LITTLE COMPARATIVE VALUE.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL OF $(1,684,665) AT THE END OF THE SECOND QUARTER OF FISCAL 2001 IMPROVED FROM WORKING CAPITAL OF $(1,844,424) AT DECEMBER 5, 1999. THE CHANGE WAS DUE PRIMARILY TO AN INCREASE IN THE COMPANY'S ACCOUNTS RECEIVABLE AND INVENTORIES IN PREPARATION FOR THE SKI SEASON.

DEPOSITS AND OTHER UNEARNED INCOME IS $171,061 HIGHER THAN AT THE END OF THE SECOND QUARTER OF THE PRIOR YEAR. THE INCREASE IS DUE TO AN INCREASE IN THE COMPANY'S SPECIAL REDUCED PRICE SEASON PASS PRODUCT. TOTAL LIABILITIES OF $9,211,549 REPRESENTS 106% OF STOCKHOLDERS' EQUITY AT DECEMBER 3, 2000, DOWN FROM $11,996,254 OR 166% OF STOCKHOLDERS' EQUITY AT DECEMBER 5, 1999.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REVOLVING, REDUCING CREDIT AGREEMENT WHICH PROVIDES FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM OPERATING NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT DECEMBER 3, 2000 THERE WAS $3,881,520 BORROWED WITH $4,368,480 OF UNUSED CAPACITY ON THE $8,250,000 LINE OF CREDIT. AT DECEMBER 5, 1999, THERE WAS $6,400,454 BORROWED WITH $2,599,546 OF UNUSED CAPACITY ON THE $9,000,000 LINE OF CREDIT.

THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED A STOCK REPURCHASE PROGRAM ON MAY 19, 2000. UNDER THIS PROGRAM THE COMPANY COULD REPURCHASE UP TO 40,000 SHARES OF THE COMPANY'S OUTSTANDING COMMON STOCK AT PREVAILING MARKET PRICES FROM TIME TO TIME OVER A SIX TO EIGHT MONTH TIME PERIOD. AS OF JANUARY 8, 2001, THE COMPANY HAD REPURCHASED 18,700 SHARES UNDER THIS PROGRAM. OF THOSE 18,700 SHARES, 13,500 SHARES HAD NOT YET BEEN PRESENTED FOR CANCELLATION ON THE COMPANY'S RECORDS. ON DECEMBER 20, 2000, THE COMPANY FILED FORM 8K TO ANNOUNCE A CONTINUANCE OF THIS PROGRAM OVER AN ADDITIONAL SIX MONTHS.

MANAGEMENT HAS BEEN INVOLVED IN NEGOTIATIONS WITH SEVERAL REAL ESTATE DEVELOPERS FOR ADDITIONAL DEVELOPMENT OF THE LANDS OWNED BY THE COMPANY. AT THIS TIME, NO DECISION HAS BEEN MADE AS TO WHETHER TO USE A DEVELOPER OR CONTINUE DEVELOPING THE LAND INTERNALLY.

THE COMPANY HAS OFFERED CERTAIN OWNERS OF REAL ESTATE PROPERTIES LOCATED WITHIN THE VILLAGE CORE TO PURCHASE THEIR UNITS FROM THEM. THESE OFFERS ARE FOR A LIMITED TIME PERIOD AND ARE SUBJECT TO CERTAIN DUE DILIGENCE PROCEDURES. THE COMPANY PLANS TO OPERATE THE PROPERTIES AS THEY HAVE BEEN OPERATED IN THE PAST.


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


           NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 3, 2000.



                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 WINTER SPORTS, INC.
                                                    (REGISTRANT)


DATE:    JANUARY 17, 2001          /S/MICHAEL J. COLLINS
                                   MICHAEL J. COLLINS
                                   PRESIDENT & CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER)

DATE:    JANUARY 17, 2001         /S/JAMI M. PHILLIPS
                                  JAMI M. PHILLIPS
                                  CHIEF FINANCIAL OFFICER & TREASURER
                                  (PRINCIPAL FINANCIAL OFFICER)