Form 10QSB
period 2001-02-25
WINTER SPORTS INC /NEW
filed 2001-04-11
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2001


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



AS OF APRIL 3, 2001 THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, NO PAR VALUE, WAS 988,668.


TRANSITION SMALL BUSINESS DISCLOSURE FORMAT YES    NO  X




                              WINTER SPORTS, INC.

                                     INDEX

                                                                    PAGE NO.

PART I.  FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS
             AT:
               FEBRUARY 25, 2001(UNAUDITED)
               FEBRUARY 27, 2000(UNAUDITED)
               MAY 31, 2000

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE PERIODS:
               DECEMBER 4, 2000 - FEBRUARY 25, 2001(UNAUDITED) DECEMBER 6, 1999 - FEBRUARY 27, 2000(UNAUDITED) JUNE 1, 2000 - FEBRUARY 25, 2001(UNAUDITED) JUNE 1, 1999 - FEBRUARY 27, 2000(UNAUDITED)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS:
               JUNE 1, 2000 - FEBRUARY 25, 2001(UNAUDITED)
               JUNE 1, 1999 - FEBRUARY 27, 2000(UNAUDITED)

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

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES


                              WINTER SPORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          2/25/01        2/27/00      5/31/00
                                         (UNAUDITED)   (UNAUDITED)    SEE NOTE 2


ASSETS


CURRENT ASSETS
 CASH AND CASH EQUIVALENTS             $   848,678    $   350,530  $   297,356
 CERTIFICATES OF DEPOSIT                         0         72,079            0
 RECEIVABLES (NET OF RESERVE FOR
   BAD DEBTS OF $17,680, $17,680
   AND $17,680, RESPECTIVELY)              426,701        298,661       85,895
 RECEIVABLES - RELATED PARTIES              40,262         12,187       17,258
 INTEREST RECEIVABLE                             0          3,758            0
 INCOME TAX REFUND RECEIVABLE                    0            164      190,284
 CURRENT DEFERRED TAX ASSET                 27,320         24,516       27,320
 INVENTORIES                               684,833        532,252      406,876
 PREPAID EXPENSES                          174,248        226,100      223,708

TOTAL CURRENT ASSETS                     2,202,042      1,520,247    1,248,697


PROPERTY AND EQUIPMENT
 PROPERTY AND EQUIPMENT, AT COST        24,287,398     23,729,107   24,350,639
  ACCUMULATED DEPRECIATION
  AND AMORTIZATION                     (14,157,800)   (12,779,984) (13,346,404)

                                        10,129,598     10,949,123   11,004,235
  CONSTRUCTION IN PROGRESS               1,866,938      1,595,933      564,681
  LAND AND DEVELOPMENT COSTS             2,912,792      3,075,949    3,051,961

NET PROPERTY AND EQUIPMENT              14,909,328     15,621,005   14,620,877

OTHER ASSETS                               219,576        405,690      209,824


     TOTAL ASSETS                      $17,330,946    $17,546,942  $16,079,398





LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
 ACCOUNTS PAYABLE                      $   767,360    $   750,099  $  844,126
 ACCOUNTS PAYABLE - RELATED PARTIES         47,658            212      21,784
 EMPLOYEE COMPENSATION
   AND RELATED EXPENSES                    414,474        377,112     166,983
 TAXES OTHER THAN INCOME AND PAYROLL       224,794        279,457     142,440
 INCOME TAXES PAYABLE                      103,278        923,048           0
 INTEREST PAYABLE                           81,815              0      45,063
 DEPOSITS AND OTHER UNEARNED INCOME        820,643      1,005,815   1,858,915
 OTHER CURRENT LIABILITIES                  13,073         16,882      15,338

TOTAL CURRENT LIABILITIES                2,473,095      3,352,625   3,094,649

LONG-TERM DEBT                           3,946,520      3,255,000   1,996,319

DEFERRED INCOME TAXES                    1,447,290      1,470,564   1,447,290


     TOTAL LIABILITIES                   7,866,905      8,078,189   6,538,258

STOCKHOLDERS' EQUITY

 COMMON STOCK (5,000,000 SHARES
   AUTHORIZED; NO PAR VALUE;
   988,668, 1,008,368 AND
   1,008,368 SHARES OUTSTANDING)         3,887,676     4,099,174   4,099,174
 ADDITIONAL PAID-IN CAPITAL                      0        20,519      20,519
 RETAINED EARNINGS                       5,576,365     5,349,060   5,421,447

TOTAL STOCKHOLDERS' EQUITY               9,464,041     9,468,753   9,541,140


TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY            $17,330,946   $17,546,942 $16,079,398



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THIRD QUARTER             YEAR TO DATE
                                  12/3/00      12/6/99      6/1/00       6/1/99
                                     TO           TO           TO           TO
                                  2/25/01      2/27/00     2/25/01      2/27/00
REVENUE
 LIFTS                        $ 3,596,338  $ 3,750,748 $ 3,991,447  $ 4,150,967
 FOOD, BEVERAGE & RETAIL          411,323      457,620     571,252      856,343
 EQUIPMENT RENTAL & REPAIR        466,274      495,423     513,005      537,578
 LODGING                          102,147      120,194     180,116      180,207
 LEASE, MANAGEMENT
   & OTHER FEES                   983,048    1,082,271   1,460,664    1,554,609
 LEASE, MANAGEMENT & OTHER
   FEES - RELATED PARTIES         116,298      132,780     142,583      180,502
 REAL ESTATE SALES                232,000    2,087,000   2,041,200    3,874,240

TOTAL REVENUE                   5,905,428    8,126,036   8,900,267   11,334,446


OPERATING COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS          886,407      704,938   1,542,771    1,314,095
 DEPRECIATION - LIFTS             492,479      462,547     492,479      462,547
 COST OF FOOD, BEVERAGE & RETAIL  212,089      214,848     295,693      362,597
 COST OF REAL ESTATE SALES        204,612      803,919   1,069,652    1,622,749
 PAYROLL & RELATED EXPENSES       996,573      948,717   2,071,102    2,034,949
 DIRECT EXPENSES                  463,575      483,589   1,101,657    1,203,577
 DIRECT EXPENSES -
   RELATED PARTIES                 25,781        7,435      66,561       37,778
 MARKETING                        312,109      334,383     728,874      792,253
 MARKETING - RELATED PARTIES        1,600            0       1,600            0
 DEPRECIATION & AMORTIZATION      346,557      307,849     373,727      334,453
 GENERAL & ADMINISTRATIVE         199,050      195,439     701,165      602,287
 GENERAL & ADMINISTRATIVE  -
  RELATED PARTIES                       0       14,511         400       18,042

TOTAL OPERATING COSTS
 AND EXPENSES                   4,140,832    4,478,185   8,445,681    8,785,327
OPERATING INCOME (LOSS)         1,764,596    3,647,851     454,586    2,549,119


OTHER INCOME (EXPENSE)
 INTEREST INCOME                        0            0           0            0
 INTEREST EXPENSE                 (83,894)    (101,643)   (205,273)    (341,523)
 GAIN (LOSS) ON
   DISPOSAL OF ASSETS                   0            0           0        4,645
 OTHER INCOME (EXPENSE)             1,000          233       8,882      136,291

TOTAL OTHER INCOME (EXPENSE)      (82,894)    (101,410)   (196,391)    (200,587)


INCOME (LOSS) BEFORE
   INCOME TAX                   1,683,702    3,546,441     258,195    2,348,532
 PROVISION FOR (RECOVERY OF)
   INCOME TAX                     673,481    1,304,318     103,278      922,884

NET INCOME (LOSS)             $ 1,010,221  $ 2,242,123 $   154,917 $  1,425,648



EARNINGS(LOSS) PER
  COMMON SHARE                $      1.02  $      2.22 $       .15 $       1.41



WEIGHTED AVERAGE SHARES
  OUTSTANDING                     992,353    1,008,368   1,001,376    1,008,368




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                              WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            6/1/00       6/1/99
                                                              TO           TO
                                                           2/25/01      2/27/00


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $(344,506)  $3,545,009


CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF CERTIFICATES OF DEPOSIT                            0      (72,079)
  REDEMPTION OF CERTIFICATES OF DEPOSIT                          0        7,125
  PROCEEDS FROM SALES OF ASSETS                             63,241        4,645
  DEPOSIT ON RENTAL PROPERTY PURCHASED                     (12,000)           0
  PROPERTY AND EQUIPMENT ACQUISITIONS                     (873,597)     (35,933)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (822,356)     (96,242)


CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM DRAWS ON LONG-TERM REVOLVER              4,160,201    4,457,399
  STOCK REPURCHASE PLAN                                   (232,017)           0
  PRINCIPAL PAYMENTS ON LONG-TERM REVOLVER              (2,210,000)  (6,809,241)
  PRINCIPAL PAYMENTS ON CONSTRUCTION LOAN                        0    ( 982,527)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,718,184   (3,334,369)


NET INCREASE IN CASH AND CASH EQUIVALENTS                  551,322      114,398

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           297,356      236,132
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   848,678  $   350,530



SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  INTEREST (NET OF CAPITALIZED INTEREST)               $   152,329   $  236,824
  INCOME TAXES (NET OF REFUNDS)                        $         0   $        0


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

THE FINANCIAL STATEMENTS INCLUDED HEREIN ARE CONDENSED ACCORDING TO 10-QSB REPORTING REQUIREMENTS. THEY DO NOT CONTAIN ALL INFORMATION REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO BE INCLUDED IN A SET OF AUDITED FINANCIAL STATEMENTS. THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PREPARED BY MANAGEMENT AND ARE UNAUDITED. ACCORDINGLY, THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2000.

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) NECESSARY FOR THE FAIR PRESENTATION OF THE INTERIM PERIODS PRESENTED.

CERTAIN AMOUNTS IN THE FEBRUARY 27, 2000 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE FEBRUARY 25, 2001 PRESENTATION.

NOTE 2 - MAY 31, 2000

THE BALANCE SHEET AT MAY 31, 2000 HAS BEEN CONDENSED FROM THE AUDITED FINANCIAL STATEMENTS OF THAT DATE.


NOTE 3 - SEASONAL NATURE OF OPERATIONS

THE COMPANY'S OPERATIONS ARE HIGHLY SEASONAL IN NATURE. REVENUES, EARNINGS AND CASH FLOW ARE GENERATED PRINCIPALLY FROM THE WINTER OPERATION OF LIFTS AND RELATED FACILITIES. IT IS THE COMPANY'S PRACTICE TO RECOGNIZE SUBSTANTIALLY ALL OF THE YEAR'S DEPRECIATION EXPENSE IN THE THIRD AND FOURTH QUARTERS IN ORDER TO BETTER MATCH EXPENSES INCURRED IN GENERATING REVENUE DURING THE COMPANY'S MAIN PERIODS OF BUSINESS. THE COMPANY ALSO GENERATES REVENUES FROM THE SALE OF REAL ESTATE THAT IS ONGOING THROUGHOUT THE FISCAL YEAR. THEREFORE, THE RESULTS OF OPERATIONS FOR THE INTERIM AND YEAR-TO-DATE PERIODS ENDED FEBRUARY 25, 2001 AND FEBRUARY 27, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

NOTE 5 - NOTES PAYABLE
THE COMPANY CURRENTLY HAS A LOAN AGREEMENT WITH BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, DOING BUSINESS AS SEAFIRST BANK (SEAFIRST). THE AGREEMENT PROVIDES FOR A $9,750,000 REVOLVING REDUCING LINE OF CREDIT, WHICH MATURES ON JUNE 1, 2008. THE AGREEMENT CONTAINS COVENANTS THAT REQUIRE MINIMUM NET WORTH, A FIXED CHARGE COVERAGE RATIO AND RESTRICTS INVESTMENT, DISPOSITION OF ASSETS, CAPITAL EXPENDITURES, OUTSIDE BORROWING AND PAYMENT OF DIVIDENDS. EACH JUNE 1, THE AMOUNT AVAILABLE UNDER THE LINE REDUCES BY $750,000. AT FEBRUARY 25, 2001 $4,303,480 WAS UNUSED AND AVAILABLE UNDER THE $8,250,000 INSTRUMENT. AT FEBRUARY 27, 2000 $5,745,000 WAS UNUSED OF THE $9,000,000 THEN AVAILABLE UNDER THE INSTRUMENT. THE LOAN BEARS INTEREST AT OR BELOW SEAFIRST'S PRIME RATE.


NOTE 6 - BUSINESS SEGMENT INFORMATION

THE COMPANY OPERATES PRINCIPALLY IN TWO INDUSTRIES: THE OPERATION OF A SKI AREA AND THE SALE OF REAL ESTATE. FINANCIAL INFORMATION BY INDUSTRY SEGMENT FOR THE THIRD QUARTER AND YEAR-TO-DATE FOR 2001 AND 2000 IS SUMMARIZED AS FOLLOWS:

                                            SKI AREA   REAL ESTATE  CONSOLIDATED
THIRD QUARTER

QUARTER ENDED 2/25/01
  TOTAL REVENUE                         $  4,693,751  $  1,213,677  $  5,907,428
  OPERATING PROFIT                      $    801,325  $    965,271  $  1,766,596
  DEPRECIATION AND AMORTIZATION         $    831,876  $      7,160  $    839,036
  IDENTIFIABLE ASSETS                   $ 14,510,623  $  2,820,322  $ 17,330,945
  CAPITAL EXPENDITURES                  $          0  $          0  $          0

QUARTER ENDED 2/27/00
  TOTAL REVENUE                         $  4,958,136  $  3,167,899  $  8,126,035
  OPERATING PROFIT                      $  1,327,663  $  2,320,187  $  3,647,850
  DEPRECIATION AND AMORTIZATION         $    763,236  $      7,160  $    770,396
  IDENTIFIABLE ASSETS                   $ 13,803,276  $  3,743,666  $ 17,546,942
  CAPITAL EXPENDITURES                  $     35,933  $          0  $     35,933

6/1/00 TO 2/25/01
  TOTAL REVENUE                         $  6,713,427  $  2,186,840  $  8,900,267
  OPERATING PROFIT                      $   (378,559) $    833,145  $    454,586
  DEPRECIATION AND AMORTIZATION         $    847,598  $     18,608  $    866,206
  IDENTIFIABLE ASSETS                   $ 14,510,623  $  2,820,322  $ 17,330,945
  CAPITAL EXPENDITURES                  $    873,597  $          0  $    873,597

6/1/99 TO 2/27/00
  TOTAL REVENUE                         $  7,291,289  $  4,043,157  $ 11,334,446
  OPERATING PROFIT (LOSS)               $    383,527  $  2,165,592  $  2,549,119
  DEPRECIATION AND AMORTIZATION         $    780,567  $     16,433  $    797,000
  IDENTIFIABLE ASSETS                   $ 13,803,276  $  3,743,666  $ 17,546,942
  CAPITAL EXPENDITURES                  $     35,933  $          0  $     35,933


                              WINTER SPORTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS

                                                           FOR THE       FOR THE
                                                            PERIOD        PERIOD
                                                            6/1/00        6/1/99
                                                              TO            TO
                                                           2/25/01       2/27/00

GROSS REVENUE                                         $  8,900,267  $ 11,334,446

NET INCOME                                            $    154,917 $   1,425,648
INCOME PER COMMON SHARE                               $        .15 $        1.41

TOTAL ASSETS                                          $ 17,330,946  $ 17,546,942

LONG-TERM DEBT                                        $  3,946,520  $  3,255,000


RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

REVENUES


TOTAL REVENUES FOR THE THIRD QUARTER WERE $5,907,428, A DECREASE OF $2,218,608 OR 27% FROM THE SAME QUARTER OF THE PRIOR YEAR. THE DECREASE IS DUE PRIMARILY TO A DECREASE IN LIFT REVENUE FROM $3,750,748 IN THE THIRD QUARTER OF LAST YEAR TO $3,596,338 DURING THE THIRD QUARTER THIS YEAR, A DECREASE OF 4%.
ACCOMPANYING THE DECREASE IN LIFT REVENUE, THE COMPANY ALSO EXPERIENCED A DECREASE IN LEASE, MANAGEMENT & OTHER FEES REVENUE OF 9% OVER THE SAME TIME LAST YEAR. THE COMPANY ALSO EXPERIENCED A DECREASE OF $46,297 IN FOOD, BEVERAGE & RETAIL OVER THE SAME QUARTER LAST YEAR. THE DECREASE IN REVENUES IS A RESULT OF LOWER THAN NORMAL SNOWFALL EXPERIENCED AT THE RESORT DURING THE THIRD QUARTER AND THUS A DECREASE IN THE NUMBER OF SKIER VISITATIONS COMPARED WITH THE PREVIOUS YEAR.

REAL ESTATE SALES DECREASED FROM THE THIRD QUARTER LAST YEAR. REVENUES DECREASED BY OVER 88% TO $232,000 DURING THE THIRD QUARTER OF THIS YEAR COMPARED TO $2,087,000 AT THIS TIME LAST YEAR. THIS DECREASE IS DUE TO LESS REAL ESTATE PRODUCT AVAILABLE DUE TO STRONG SALES DURING THE LAST FISCAL YEAR.

OPERATING COSTS AND EXPENSES


TOTAL OPERATING COSTS AND EXPENSES DECREASED BY $337,353 (7.5%) FROM THE SAME QUARTER OF THE PREVIOUS YEAR. THE DECREASE WAS PRIMARILY DUE TO A FEWER NUMBER OF REAL ESTATE SALES IN THE CURRENT QUARTER COMPARED TO THAT OF LAST YEAR. COST OF REAL ESTATE SALES DECREASED FROM $803,919 DURING THE QUARTER ENDING FEBRUARY 27, 2000 TO $204,612 FOR THE QUARTER ENDING FEBRUARY 25, 2001. THE COMPANY EXPERIENCED AN INCREASE IN DIRECT EXPENSES- LIFTS OF $181,469 OR 25.7% FROM THE SAME TIME LAST YEAR DUE TO AND INCREASE IN SNOWMAKING AND GROOMING BECAUSE OF LESS NATURAL SNOWFALL. THE COMPANY ALSO INSTALLED A NEW T-BAR LIFT WHICH INCREASED THE SKI TERRAIN OVER THE SUMMER MONTHS. THE INCREASED COSTS IN OPERATING THIS LIFT AS WELL AS OVERALL INCREASES IN UTILITIES AND REGULAR MAINTENANCE OF OUR FACILITIES ALSO ACCOUNTED FOR THE INCREASE IN OPERATING COSTS.

YEAR TO DATE OPERATING COSTS AND EXPENSES HAVE DECREASED 3.8% OR $339,646. A DECREASE IN THE COST OF REAL ESTATE SALES DUE TO LOWER REAL ESTATE SALES FROM THE PREVIOUS YEAR ACCOUNTS FOR MOST OF THIS DECREASE. THE COMPANY IS EXPERIENCING HIGHER FUEL AND UTILITY BILLS AS WELL AS OTHER OCCUPANCY EXPENSES WHICH ACCOUNTS FOR THE INCREASE OF 16% IN GENERAL & ADMINISTRATIVE EXPENSES.


OTHER INCOME AND EXPENSE


INTEREST EXPENSE FOR THE QUARTER ENDED FEBRUARY 25, 2001 WAS $83,894; A DECREASE OF $14,602 OR 14.8% LOWER THAN THE THIRD QUARTER OF LAST YEAR. INTEREST EXPENSE DROPPED BY $136,116 OR 40% OVER THE FIRST THREE QUARTERS OF THE CURRENT FISCAL YEAR. THESE DECREASES ARE DUE TO LOWER LEVELS OF BORROWING ON THE COMPANY'S LINE OF CREDIT, AS A RESULT OF POSITIVE CASH FLOW AND LOWER INTEREST RATES ON THE OPERATING LINE OF CREDIT.

OTHER INCOME


OTHER INCOME, YEAR-TO-DATE FOR FISCAL YEAR 2000 REFLECT REVENUES EARNED FROM SALES OF TIMBER ON THE COMPANY'S BASE AREA LANDS. THE REVENUE RECEIVED IS OF A ONE-TIME NATURE, AS THE COMPANY DOES NOT EXPECT TO HARVEST ANY MORE TIMBER IN THE NEAR FUTURE.

NET INCOME


THE THIRD QUARTER NET INCOME OF $1,010,221 WAS $1,231,902 OR 55% LESS THAN THE SAME QUARTER LAST YEAR. THE YEAR TO DATE NET INCOME OF $154,917 WAS $1,270,731 LESS THAN DURING THE SAME TIME PERIOD LAST YEAR. THIS WAS PRIMARILY DUE TO A DECREASE IN REAL ESTATE SALES COUPLED WITH A DECREASE IN SKIER VISITATION AND THE ASSOCIATED REVENUES.

THE COMPANY'S MAIN PERIODS OF BUSINESS OCCUR IN ITS FISCAL THIRD QUARTER, FROM MID-NOVEMBER THROUGH MID-APRIL. DUE TO THE SEASONAL NATURE OF THE COMPANY'S BUSINESS, RESULTS IN ANY ONE QUARTER ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE ENTIRE YEAR.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AT THE END OF THE THIRD QUARTER OF 2001 WAS $(271,054). THIS REPRESENTS AN INCREASE OF $1,561,325 FROM THE END OF THE SAME QUARTER LAST YEAR. THE INCREASE IS PRIMARILY DUE TO INCREASES IN CASH AND INVENTORY COUPLED WITH HIGHER DEFERRED REVENUE COMPARED TO THE END OF THE SAME QUARTER LAST YEAR.

TOTAL LIABILITIES OF $7,866,905 REPRESENT 83% OF STOCKHOLDERS' EQUITY AT FEBRUARY 25, 2001 COMPARED TO $8,078,189 OR 85% OF STOCKHOLDERS' EQUITY AT FEBRUARY 27, 2000.

MANAGEMENT CONTINUALLY EVALUATES THE COMPANY'S CASH AND FINANCING REQUIREMENTS. OVER THE YEARS, THE COMPANY HAS OBTAINED FAVORABLE FINANCING FROM FINANCIAL INSTITUTIONS WHEN NECESSARY TO FUND OFF-SEASON CASH REQUIREMENTS AND CAPITAL ACQUISITIONS. THE COMPANY HAS A REDUCING REVOLVING CREDIT AGREEMENT THAT PROVIDES FLEXIBLE FINANCIAL RESOURCES ALLOWING THE COMPANY TO MEET SHORT-TERM NEEDS AND FUND CAPITAL EXPENDITURES. THE $9.75 MILLION AGREEMENT REDUCES AVAILABLE CAPACITY BY $750,000 EACH JUNE 1. AT FEBRUARY 25, 2001, THERE WAS $3,946,520 OUTSTANDING ON THE AVAILABLE LINE OF CREDIT OF $8,250,000. FINANCING OF FUTURE DEVELOPMENT AND BUSINESS OPPORTUNITIES IS ANTICIPATED TO INCLUDE CASH GENERATED FROM OPERATIONS, ISSUANCE OF ADDITIONAL DEBT AND MAY ALSO INCLUDE ADDITIONAL EQUITY FINANCING.

THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED A STOCK REPURCHASE PROGRAM ON MAY 19, 2000. UNDER THIS PROGRAM THE COMPANY COULD REPURCHASE UP TO 40,000 SHARES OF THE COMPANY'S OUTSTANDING COMMON STOCK AT PREVAILING MARKET PRICES FROM TIME TO TIME OVER A SIX TO EIGHT MONTH TIME PERIOD. ON DECEMBER 20, 2000 THE BOARD OF DIRECTORS EXTENDED THIS PROGRAM FOR AN ADDITIONAL SIX MONTHS AS OF APRIL 3, 2001, THE COMPANY HAD REPURCHASED 19,700 SHARES UNDER THIS PROGRAM.

ON MARCH 19, 2001, THE COMPANY ANNOUNCED THAT HINES RESORTS, A DIVISION OF INTERNATIONAL REAL ESTATE FIRM HINES, WAS SELECTED AS THE DEVELOPER FOR THE VILLAGE AT BIG MOUNTAIN SKI & SUMMER RESORT. PLANS CALL FOR A PEDESTRIAN-SCALE VILLAGE WITH MORE THAN 700 RESIDENTIAL/LODGING UNITS, AT LEAST ONE HOTEL, CONDOMINIUMS AND TOWN HOMES, EMPLOYEE HOUSING, AS WELL AS ADDITIONAL COMMERCIAL SPACE AND A CONFERENCE CENTER. GROUND BREAKING FOR THE FIRST PROJECTS, AS WELL AS PRE-SALES WILL BEGIN THIS SUMMER. THE COMPANY FILED FORM 8-K ON THIS DATE TO ANNOUNCE THIS SELECTION.

THE COMPANY HAS ENTERED INTO NEGOTIATIONS WITH CERTAIN OWNERS OF PROPERTIES LOCATED WITHIN THE VILLAGE TO PURCHASE THEIR UNITS AS WELL AS THE BUSINESS ASSOCIATED WITH THOSE UNITS. THESE NEGOTIATIONS ARE SUBJECT TO THE COMPANY'S DUE DILIGENCE PROCEDURES AND AT THIS POINT HAVE NOT BEEN FINALIZED. THE COMPANY PLANS TO OPERATE THE PROPERTIES AS THEY HAVE BEEN OPERATED IN THE PAST.


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

         REFERENCE IS MADE TO NOTE 5 OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THIS FORM 10-QSB, WHICH IS INCORPORATED HEREIN BY REFERENCE.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         THE COMPANY FILED FORM 8K ON DECEMBER 20,2000 TO REPORT A CONTINUATION OF THE STOCK REPURCHASE PROGRAM FOR AN ADDITIONAL SIX MONTHS.


                              WINTER SPORTS, INC.

                                  FORM 10-QSB

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                    WINTER SPORTS, INC.

                                                    (REGISTRANT)


DATE:     APRIL 10, 2001                   /S/ MICHAEL COLLINS

                                           MICHAEL COLLINS
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

DATE:     APRIL 10, 2001                  /S/ JAMI M. PHILLIPS

                                          JAMI M. PHILLIPS
                                          CHIEF FINANCIAL OFFICER AND TREASURER
                                          (PRINCIPAL FINANCIAL OFFICER)