Form 10QSB/A
period 2001-02-25
WINTER SPORTS INC /NEW
filed 2001-04-11
CIK 803003

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



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              WINTER SPORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THIRD QUARTER             YEAR TO DATE
                                  12/3/00      12/6/99      6/1/00       6/1/99
                                     TO           TO           TO           TO
                                  2/25/01      2/27/00     2/25/01      2/27/00
REVENUE
 LIFTS                        $ 3,596,338  $ 3,750,748 $ 3,991,447  $ 4,150,967
 FOOD, BEVERAGE & RETAIL          411,323      457,620     571,252      856,343
 EQUIPMENT RENTAL & REPAIR        466,274      495,423     513,005      537,578
 LODGING                          102,147      120,194     180,116      180,207
 LEASE, MANAGEMENT
   & OTHER FEES                   983,048    1,082,271   1,460,664    1,554,609
 LEASE, MANAGEMENT & OTHER
   FEES - RELATED PARTIES         116,298      132,780     142,583      180,502
 REAL ESTATE SALES                232,000    2,087,000   2,041,200    3,874,240

TOTAL REVENUE                   5,907,428    8,126,036   8,900,267   11,334,446


OPERATING COSTS AND EXPENSES
 DIRECT EXPENSES - LIFTS          886,407      704,938   1,542,771    1,314,095
 DEPRECIATION - LIFTS             492,479      462,547     492,479      462,547
 COST OF FOOD, BEVERAGE & RETAIL  212,089      214,848     295,693      362,597
 COST OF REAL ESTATE SALES        204,612      803,919   1,069,652    1,622,749
 PAYROLL & RELATED EXPENSES       996,573      948,717   2,071,102    2,034,949
 DIRECT EXPENSES                  463,575      483,589   1,101,657    1,203,577
 DIRECT EXPENSES -
   RELATED PARTIES                 25,781        7,435      66,561       37,778
 MARKETING                        312,109      334,383     728,874      792,253
 MARKETING - RELATED PARTIES        1,600            0       1,600            0
 DEPRECIATION & AMORTIZATION      346,557      307,849     373,727      334,453
 GENERAL & ADMINISTRATIVE         199,050      195,439     701,165      602,287
 GENERAL & ADMINISTRATIVE  -
  RELATED PARTIES                       0       14,511         400       18,042

TOTAL OPERATING COSTS
 AND EXPENSES                   4,140,832    4,478,185   8,445,681    8,785,327
OPERATING INCOME (LOSS)         1,766,596    3,647,851     454,586    2,549,119


OTHER INCOME (EXPENSE)
 INTEREST INCOME                        0            0           0            0
 INTEREST EXPENSE                 (83,894)    (101,643)   (205,273)    (341,523)
 GAIN (LOSS) ON
   DISPOSAL OF ASSETS                   0            0           0        4,645
 OTHER INCOME (EXPENSE)             1,000          233       8,882      136,291

TOTAL OTHER INCOME (EXPENSE)      (82,894)    (101,410)   (196,391)    (200,587)


INCOME (LOSS) BEFORE
   INCOME TAX                   1,683,702    3,546,441     258,195    2,348,532
 PROVISION FOR (RECOVERY OF)
   INCOME TAX                     673,481    1,304,318     103,278      922,884

NET INCOME (LOSS)             $ 1,010,221  $ 2,242,123 $   154,917 $  1,425,648



EARNINGS(LOSS) PER
  COMMON SHARE                $      1.02  $      2.22 $       .15 $       1.41



WEIGHTED AVERAGE SHARES
  OUTSTANDING                     992,353    1,008,368   1,001,376    1,008,368




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