Form 10KSB
period 2001-05-31
WINTER SPORTS INC /NEW
filed 2001-08-29
CIK 803003

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________ to_____________ Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of registrant as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P. O. Box 1400, Whitefish, Montana 59937

Registrant’s telephone number, including area code (406) 862-1900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant’s revenues in its most recent fiscal year were $12,901,851.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 2001 was $13,841,352. As of August 15, 2001, the number of shares outstanding of the registrant’s common stock, no par value, was 988,668.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB Part III, Item 9, Item 10 Item 11, Item 12	Incorporated Document Proxy Statement dated September 14, 2001 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 9, 2001.

Total number of pages, including cover page 28 Exhibit Index - page 25 1

WINTER SPORTS, INC.

Form 10-KSB

Table of Contents

		Page
Part I

Item 1 -	Business	3

Item 2 -	Properties	5

Item 3 -	Legal Proceedings	7

Item 4 -	Submission of Matters to a Vote of Security Holders	7

Part II

Item 5 -	Market for Common Stock and Related Stockholder Matters	7

Item 6 -	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 7 -	Financial Statements	12

Item 8 -	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	24

Part III

Item 9 -	Directors and Executive Officers of the Registrant	24

Item 10 -	Executive Compensation	24

Item 11 -	Security Ownership of Certain Beneficial Owners and
	Management	24

Item 12 -	Certain Relationships and Related Transactions	24

Part IV

Item 13 -	Exhibits and Reports on Form 8-K	25

	Exhibit Index	25

	Exhibits

Signatures		26

2

Part I

Item 1.  Business

Winter Sports, Inc. d/b/a Big Mountain Ski and Summer Resort (the “Company” or “Big Mountain”), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the “Forest Service”). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, ancillary services, management agreements and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment with the creation of Big Mountain Development Corporation. The Company owns approximately 600 acres in and around its base area which is available for resort activities as well as commercial and residential development.

The ski facilities include eight chairlifts, two T-bar lifts and a platter lift, which service approximately 45 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (retail) located at the summit of the mountain and the Outpost (ski shop and skier services operation) at the lower village near overflow parking lots. The Company has leased to concessionaires food and beverage operations, a day-care center, a photography shop, a snowmobile operation and a sleigh ride, wagon ride and summer horse back riding operation. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 33.26%, 30.44% and 33.51% of total revenues in 2000/01, 1999/00 and 1998/99, respectively. The Company has an all beverage liquor license and is designated as a “resort area” for the issuance of additional resort retail liquor licenses.

During the fiscal year ended May 31, 1999, Big Mountain Development Corporation completed construction of Kintla Lodge, a mixed use condominium facility located at the entrance to the base area village. The facility consists of twenty residential condominiums, five commercial condominiums, lobby and owner’s lounge. At May 31, 2001, two residential condominiums remain available for sale. During fiscal year ended May 31, 2000, Big Mountain Development Corporation purchased and developed a portion of the Company’s fee simple land into the Moose Run subdivision which consists of one single-family lot and 52 town home lots. At May 31, 2001, five town home lots remain.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company’s facilities are operated seven days a week. During the past 50 years, Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

The Company also operates on a limited basis from early June through early October. This operation consists of a chairlift/gondola ride to the summit for sightseeing, hiking, rental and retail, hotel and recreational facilities.

The Company’s business is primarily seasonal. A significant portion of its gross revenue is derived during the winter ski season. Real estate sales can occur on a year-round basis. The Company maintains a year-round staff of approximately 80 employees. During peak ski season, approximately 460 additional persons are employed. During the limited summer operations, approximately 140 additional persons are employed.

Located at or near the base area and on the access road to Big Mountain are privately owned condominium developments and a number of private homes, many of which are available for public rental. Other accommodations are available in the Flathead Valley. The ski area is served by an all weather secondary highway.

The ski resort business is highly competitive. The success of Big Mountain’s business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, energy shortages and the Canadian exchange rate. The profitability and growth of Big Mountain’s ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley and Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowmaking and grooming operations.

The land occupied by the Summit House and the Company’s lift sites are subject to a 38-year term, special-use permit from the Forest Service expiring December 31, 2038, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on the gross fixed assets of the Company and on certain income. Such rates are adjustable every year. The current rate is 1.96% of applicable revenues. Payments for fiscal year 2001 were $91,596. Payments in 2000 and 1999 were $117,654 and $95,683, respectively.

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

The Company had three wholly-owned subsidiaries. Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties. Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and real estate activities of certain land parcels owned by the Company. Big Mountain Resort Reservations was created in 1996 to provide reservation services for on-mountain lodging properties. The Company dissolved this entity during fiscal year 2001 due to no activity.

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

In the winter of 1947, the Company opened a T-Bar lift, ski slopes, day facilities and parking lots for use by the public. Since 1947, chairlifts, ski slopes, trails, a cross country course, dining and lodging accommodations were added periodically. In 1988-89 the one and one-half mile Big Ravine run from the summit to the village area was constructed and in 1989-90, a major expansion project included the construction of a high-speed detachable quad chairlift/gondola to replace the first double chairlift. Also added in that year were a snowmaking system, grooming vehicles, a warehouse and maintenance building, expansion of the Summit House building, burial of utility lines and clearing of slopes and trails. Additions in 1990-91 included a barn, a mountaintop maintenance shop and tennis courts. Also added were building improvements and snowmaking. During 1991-92, 22 condominiums located in the base area were acquired for the purpose of resale. By the end of 1995 one of the condominiums remained unsold and was taken off the market. Also in 1992, initial planning costs were incurred prior to Big Mountain Development Corporation developing a portion of the Company’s fee simple land into single-family home lots and townhouse lots for the purpose of sale to third parties.

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

During 1997-98 the Company replaced Chair 7, a fixed-grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed which transports guests to the top of the Company’s tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year, Big Mountain Development Corporation began construction of a 52,000 square foot mixed use condominium project at the entrance of the Company’s core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners’ lounge and lobby, and 5 retail or commercial condominium units.

During 1998-99 the Company replaced the liner in its primary upper-mountain snowmaking reservoir, replaced the haul rope on its Glacier Chaser chairlift, installed new underground fuel tanks, purchased a new Bombardier groomer for its front-line fleet and replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also finished construction of Kintla Lodge.

During fiscal year 2000, the Company remodeled its guest services building, completed a turnaround at the entrance of the base area village, replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also installed a fiber optic backbone and T-1 line to enhance communications throughout the Company.

For the fiscal year ending May 31, 2001, the Company implemented an integrated resort-wide ticketing software package. This has allowed the Company to achieve better demographics of the guest at the resort as well as give the Company the opportunity to provide a more seamless experience for the guest. The Company also installed a new T-Bar lift which gives access to approximately 20 acres of new terrain on the eastside of the mountain. Improvements were made to the Hibernation House, an economy hotel-like property owned by the company. Three units were purchased in the Alpinglow condominum building in the village core. These units will be placed in the rental pool. A new groomer was added to the existing fleet as well as replacement of some of the computers, rental inventory, and vehicles. The Company also invested in new activities for the guest to enjoy while visiting the mountain throughout the year. A mechanical bull was added to one of the concessionaire’s facilities; archery, new mountain bike trails as well as Thrill Sleds.

On March 19, 2001, the Company announced that Hines Resorts, a division of international real estate firm, Hines, was selected as the developer for the village at Big Mountain Ski & Summer Resort. Plans call for a pedestrian-scale village with more than 700 residential/lodging units, at least one hotel, condominiums and town homes, employee housing, as well as additional commercial space and a conference center. Pre-sale efforts should begin at the end of the summer, 2001 and continue into the winter months.

On May 1, 2001, the Company purchased an existing property management company which managed properties adjacent to and in the village core. The Company entered into a non-compete agreement with the former owners. The Company also retained one of the former owners in the role of a consultant for a period of one year from the date of sale. The Company plans to continue operating the business as it had been in the past.

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits. Substantially all of the Company’s assets, excluding lands designated for real estate development are encumbered to secure the Company’s loans. See Note 5 of the “Notes to Consolidated Financial Statements”.

The lengths and capacities of the Company’s ski lifts are as follows:

Lifts	Type	Number *	Vertical Rise	Rides/Hour
Glacier Chaser	Quad Chair	#1	2,088 ft.	2,400
Swift Creek	Double Chair	#2	1,116 ft.	950
Tenderfoot	Triple Chair	#3	434 ft.	1,070
Great Northern	Triple Chair	#4	1,360 ft.	1,575
Glacier View	Triple Chair	#5	840 ft.	1,800
Village Lift	Quad Chair	#6	280 ft.	1,500
Big Creek Express	Quad Chair	#7	1,216 ft.	1,800
Hellroaring	Triple Chair	#11	1,281 ft.	1,800
T-Bar #1	T-bar		572 ft.	925
T-Bar #2	T-Bar		400 ft.	855
Platter			60 ft.	750
Powder Puff	Rope Tow		25 ft.	900

* Chair numbers refer to numbers assigned in The Big Mountain’s Resort Area Master Plan. The Company’s major buildings are as follows:

	Square Footage
Building	Floor	Deck
Ski Lodge	17,494	3,500
Chalet	11,428	1,080
Alpine Lodge	10,272
Bierstube	3,860	2,000
Big Mountain Ski Shop	8,928
Hibernation House	15,360
Summit House	14,400	2,920
Ski Hut	896
Maintenance Building	5,250
Warehouse and Maintenance Building	15,360
Ticket Sales Building	850
Barn	1,800
Maintenance Shop on mountaintop	1,800
Outpost Building	8,904
Marketing Building	1,440
Kintla Lodge Retail Space	6,526
Sherpa Pool	2,850
GVPM Office building	3,892

Item 3.  Legal Proceedings

The information appearing in Note 13 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.

Part II

Item 5.  Market for Common Stock and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol “WSKI”.

The following table sets forth the range of quarterly high and low bid quotations for the Company’s common stock for the last two fiscal years. High and low bid quotations have been supplied by D. A. Davidson & Co., Inc., a registered broker-dealer. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2001		2000
Quarter	High	Low	High	Low
1st	9.500	7.500	9.380	8.000
2nd	12.000	9.250	8.000	7.000
3rd	23.000	10.000	8.750	7.000
4th	24.000	16.000	8.500	6.000

No cash dividends have been paid on the Company’s common stock since 1984. The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America National Trust and Savings Association, doing business as Seafirst Bank and the Company. These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Bank.

The Company’s Board of Directors authorized a stock repurchase program on May 19, 2000. Under this program the Company could repurchase up to 40,000 shares of the Company’s outstanding common stock at prevailing market prices from time to time over the next six to eight months. The Board of Directors renewed this program on December 20, 2000 for an additional six month time period. The program ended subsequent to year end. The Company repurchased 19,700 shares under this program.

The approximate number of shareholders of record for the Company’s common stock as of August 15, 2001 was 719.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following relates to the fiscal years of the Company.

RESULTS OF OPERATIONS

Revenues

In 2001 consolidated revenues decreased by 15% or $2,271,615. The decrease is primarily due to the decrease in real estate sales of $1,523,206 or 32% from 2000 to 2001. A decrease in lift revenue of $420,932 or 7.26% from 2000 to 2001 also contributed to the decrease in revenues. The reduction in available town home lots as well as no available single family lots caused the reduction in revenues. The Company expects this trend to continue. Revenue from lease, management and other fees increased by $37,220 or 1.65%. The increase is due to increased reservations and property management fees. The Company expects this trend to continue with the purchase of the property management company in the fourth quarter of the fiscal year. Revenue from equipment rental and repair decreased by 8.16% or $63,333 due to decreased skier visitation.

Skier visits decreased by 34,543 or 12% in 2001 due primarily to poor snow conditions during the first half of the ski season. During the fiscal years ending May 31, 2001 and 2000, the Company offered for a limited time a discounted season pass program. The Company saw improvement in its Canadian markets over last year, but the weakness of the Canadian dollar still contributes to lower visits than were previously experienced. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company’s four major markets are: the local drive market, the Pacific Northwest, the Midwest and Canada. The Company plans to continue and expand its marketing programs in all of its markets.

In 2000 consolidated revenues increased by $2,585,139 or 20.5%. The increase is primarily due to the increase in lift revenues of $1,247,995 or 27.4%. An increase in real estate sales of $936,882 or 24.5% was also a contributing factor. The increase in real estate sales was due mainly to sales of town home lots in Moose Run as well as sales of single family home lots in Sunrise Ridge. Revenue from Lease, Management and other fees increased by $832,008 or 50.1%. This increase was primarily due to the reclassification of income from Food, Beverage, & Retail to Lease, Management, and other fees due to the Company entering into a management agreement for the food operations. The increase is also due to increased reservations and property management fees generated by the increased skier visitation over the previous year. Revenue from equipment rental and repair increased by 23% or $143,402, due to the Company’s guests renting rather than purchasing ski and snowboard equipment and increased skier visitations.

Skier visits increased by 63,326 or 28% in 2000 due primarily to the Company’s increased marketing efforts.

Operating Cost & Expenses

Operating costs and expenses in 2001 were $12,649,483 compared to $12,296,368 in 2000. The $353,115 or 2.87% increase was primarily attributable to the decrease in costs of real estate sales coupled with an increase in Direct expenses. The increase in Direct expenses – Lifts is due to rising energy costs and the incremental costs of the addition of the new T – Bar lift during this ski season. The increase in Direct expenses is due to increased maintenance costs of maintaining our facilities along with rising energy costs.

Interest Income/Expense and Other Income/Expense

In 2001, interest expense was $287,388 compared to $388,766 in 2000, a 26.1% decrease. The decrease was due to a lower level of debt during the first half of the fiscal year as well as the lower interest rates. There was no capitalized interest in 2001 compared to $4,516 in 2000.

During 2000, the Company received $124,908 from the sale of timber that was selectively thinned from the Company’s land holdings, which began in 1999.

During 2000, interest expense was $388,766 compared to $565,677 in 1999, a 31.3% decrease. The decrease was the result of a lower level of debt throughout most of fiscal year 2000 on the Company’s operating line of credit as well as the repayment of the loan payable to Whitefish Credit Union for the construction of Kintla Lodge.

Big Mountain Development Corporation charged against income during 2000, $193,043 of Construction in Progress costs related to planning that are not expected to be utilized within the foreseeable future.

Income Taxes and Net Income

The pre-tax net loss in 2001 was ($15,028) compared to a pre-tax net income of $2,385,983 in 2000. The income tax expense generated from the net operating loss in 2001 was ($5,700), producing an effective tax benefit of (38%) compared to an effective tax rate of 37% in 2000.

Net income (loss) in 2001 declined to ($9,328) or ($.01) per common share from $1,497,980 or $1.49 per common share in 2000.

The pre-tax income in 2000 was $2,385,983, a $3,027,513 increase from 1999. The income tax expense in 2000 was $888,003 compared to an income tax recovery of $204,221 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2001, working capital was ($1,564,930) an increase of $281,022 from 2000. The increase in working capital was primarily due to a decrease in Accounts Payable and an increase in Inventory and Accounts Receivable. The ratio of current assets to current liabilities at the end of 2001 was .48 to 1, an increase from .40 to 1 at the end of the previous year. Cash flows from operating activities decreased to $1,541,877 from $5,306,220 in 2000 due primarily to a decrease in net income for the Company.

Working capital at the end of 2000 was ($1,845,952), a decline of $1,317,975 from 1999. The decrease in working capital was primarily due to an increase in Accounts Payable and an increase in unearned income from the increased sales of preseason ski passes. The ratio of current assets to current liabilities at the end of 2000 was .40 to 1, a decrease from .70 to 1 at the end of the previous year. Cash flows from operating activities increased to $5,306,220 in 2000. The increase is primarily due to an increase in net income for the Company and an increase in unearned revenue.

Long-term debt at the end of 2001 increased to $4,029,000 from $1,996,319 at the end of 2000. Long-term debt levels at the end of 2001 and 2000 were 43.3% and 20.9%, respectively, of stockholders’ equity.

At the end of 2000, long-term debt decreased to $1,996,319, from $6,589,369 at the end of 1999. Long-term debt at the end of 2000 represented 20.9% of stockholders’ equity compared to 82% at the end of 1999.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association, doing business as Seafirst Bank (Seafirst). The agreement provides for a $9,750,000 revolving, reducing line of credit which matures on May 31, 2008. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $750,000 each June 1st beginning June 1, 1999. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the new facility is at or below Seafirst’s reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $4,221,000 of unused funds on the Seafirst line of credit at May 31, 2001.

During 1998, the Big Mountain Development Corporation obtained a $3.9 million construction line of credit from the Whitefish Credit Union for construction of Kintla Lodge. In January of 1999 the construction loan was converted to a term loan which matured on September 1, 2002 and bears interest at New York Prime, or 7.75%. The loan was paid off during fiscal year May 31, 2000.

Subsequent to year end, the Company entered into an agreement with Hines Resorts to sell a 24 acre tract of land, which will be developed by Hines Resorts into single family home sites. The Company also entered into an agreement to purchase a 100 acre tract of land to the north of the resort. The Company is continuing to explore the benefits of this acquisition to develop additional activities for guests of the Resort.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s results could differ materially from those discussed in each forward-looking statement due to various factors which are outside the Company’s control.

Item 7.  Financial Statements

Index to Consolidated Financial Statements

Page
Independent Auditor’s Report	13

Financial Statements:

Consolidated Balance Sheets as of May 31, 2001 and 2000	14

Consolidated Statements of Income and Retained Earnings
for the Years Ended May 31, 2001, 2000 and 1999	15

Consolidated Statements of Cash Flow
for the Years Ended May 31, 2001, 2000 and 1999	16

Notes to Consolidated Financial Statements	18-24

12

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and StockholdersWinter
Sports, Inc.Whitefish,
Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 2001 and 2000, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 2001 and 2000 and the results of operations and cash flows for each of the three years in the period ended May 31, 2001, in conformity with generally accepted accounting principles.

Jordahl & Sliter PLLC
Kalispell, Montana
July 13, 2001

WINTER SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

	May 31
	2001	2000
ASSETS

Current Assets
Cash and cash equivalents	$ 166,323	$ 297,356
Receivables (net of reserve for bad debts
of $24,271 and $17,680, respectively)	237,251	85,895
Receivables - related parties	27,128	17,258
Income tax refund receivable	181,684	190,284
Current deferred tax asset	32,593	27,320
Inventories	541,580	406,876
Prepaid expenses	230,538	223,708

Total Current Assets	1,417,097	1,248,697

Property and Equipment, at Cost	27,943,012	24,350,639
Accumulated depreciation and amortization	(14,755,214)	(13,346,404)

	13,187,798	11,004,235
Construction in progress	159,328	564,681
Land and development costs	2,516,025	3,051,961

Net Property and Equipment	15,863,151	14,620,877

Other Assets	408,207	209,824

TOTAL ASSETS	$ 17,688,455	$ 16,079,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 441,811	$ 844,126
Accounts payable - related parties	6,233	21,784
Employee compensation and related expenses	221,278	166,983
Taxes other than payroll and income	99,328	142,440
Interest Payable	0	45,063
Short-term debt	201,971	0
Deposits and other unearned income	1,983,933	1,858,915
Other current liabilities	13,073	15,338

Total current liabilities	2,967,627	3,094,649
Long-term debt	4,029,000	1,996,319
Deferred income taxes	1,392,033	1,447,290

Total Liabilities	8,388,660	6,538,258

Stockholders’ Equity
Common stock (5,000,000 shares authorized;
988,668 and 1,008,368 shares outstanding
in 2001 and 2000, respectively)	3,887,676	4,099,174
Additional paid-in capital	0	20,519
Retained earnings	5,412,119	5,421,447

Total stockholders’ equity	9,299,795	9,541,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 17,688,455	$ 16,079,398

The accompanying notes are an integral part of these financial statements. 14

WINTER SPORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Year Ending May 31,
	2001	2000	1999
Revenue
Lifts	$ 5,377,664	$ 5,798,597	$ 4,550,601
Food, beverage and retail	797,353	1,086,492	1,695,462
Equipment rental and repair	713,079	776,412	633,010
Lodging	252,231	262,178	228,357
Lease, management and other fees	2,296,173	2,258,953	1,563,369
Lease, management and other fees
- related parties	231,817	234,095	97,671
Real estate sales	3,233,534	4,756,740	3,819,857

Total Revenue	12,901,851	15,173,467	12,588,327

Operating Costs & Expenses
Direct expenses - lifts	2,163,647	1,722,651	1,647,021
Depreciation expense - lifts	875,657	768,091	811,871
Cost of food, beverage and retail	516,957	546,076	704,722
Cost of real estate sales	1,595,213	1,984,217	2,873,722
Payroll and related expenses	2,975,356	2,926,134	2,978,358
Direct expenses	1,783,222	1,608,227	1,372,743
Direct expenses - related parties	84,825	37,449	50,048
Marketing	1,030,007	1,115,104	1,243,450
Marketing - related parties	1,600	0	1,094
Depreciation and amortization	639,136	630,067	524,491
General and administrative	942,467	940,411	823,579
General and administrative -
related parties	41,396	17,941	27,198

Total Operating Costs & Expenses	12,649,483	12,296,368	13,058,297

Operating Income (Loss)	252,368	2,877,099	(469,970)

Other Income (Expense)
Interest income	0	4,532	21,004
Interest expense	(287,388)	(388,766)	(490,698)
Interest expense - related party	0	0	(74,979)
Other income (expense)	19,992	(106,882)	373,113

Total Other Income (Expense)	(267,396)	(491,116)	(171,560)

Income (Loss) before income taxes	(15,028)	2,385,983	(641,530)
Provision for (Recovery of)
income taxes	(5,700)	888,003	(204,221)

Net Income (Loss)	(9,328)	1,497,980	(437,309)

Retained earnings - beginning of year	5,421,447	3,923,467	4,360,776

Retained earnings - end of year	$ 5,412,119	$ 5,421,447	$ 3,923,467

Earnings (Loss) per common share	$ (.01)	$ 1.49	$ (0.43)

Weighted average shares outstanding	995,344	1,008,368	1,008,368

The accompanying notes are an integral part of these financial statements 15

WINTER SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending May 31,
	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$ (9,328)	$ 1,497,980	$ (437,309)

Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation and amortization	1,510,482	1,398,158	1,336,362
Increase (decrease) in deferred
income taxes	(69,016)	107,287	(13,518)
(Gain) loss on disposition of assets	(18,860)	50,636	(33,831)
Bad debt expense (net of recovery)	0	(4,413)	6,644
Changes in operating assets
and liabilities:
Receivables	(161,226)	(2,580)	(30,175)
Refundable income taxes	8,600	469	84,862
Inventories	(134,704)	4,994	(6,304)
Prepaid expenses	(6,830)	5,740	(65,881)
Construction in progress	405,353	(185,364)	52,942
Land and development costs	535,936	1,038,300	162,173
Other assets	(189,539)	0	(2,501)
Accounts payable	(417,866)	405,637	(663,267)
Employee compensation and
related expenses	54,295	(6,319)	(1,696)
Interest payable	(45,063)	44,537	526
Taxes other than payroll and
income taxes	(43,112)	(6,624)	28,924
Income taxes payable	0	(50)	0
Deposits and other
unearned revenue	125,020	947,446	459,960
Other liabilities	(2,265)	10,386	(631)

Total adjustments	1,551,205	3,808,240	1,314,589

Net cash provided by
operating activities	1,541,877	5,306,220	877,280

Cash flows from investing activities:
Proceeds from sale of assets	60,822	15,129	42,491
Proceeds from redemption of
certificate of deposit	0	7,125	249,000
Purchase of certificate of deposit	0	0	(7,125)
Property and equipment acquisitions	(3,534,396)	(649,853)	(1,353,290)

Net cash used in investing activities	(3,473,574)	(627,599)	(1,068,924)

Cash flows from financing activities:
Proceeds from issuance of
long-term debt	8,478,201	5,398,884	10,521,342
Payments of long-term debt	(6,445,520)	(10,016,281)	(10,242,571)
Stock Repurchase Plan	(232,017)	0	0
Loan costs paid on refinance	0	0	(1,000)

Net cash provided by (used in)
financing activities	1,800,664	(4,617,397)	277,771

Net increase in cash
and cash equivalents	(131,033)	61,224	86,127
Cash and cash equivalents - beginning
of year	297,356	236,132	150,005

Cash and cash equivalents - end
of year	$ 166,323	$ 297,356	$ 236,132

The accompanying notes are an integral part of these financial statements 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

The consolidated financial statements include the amounts of Winter Sports, Inc. and its wholly-owned subsidiaries, Big Mountain Water Company, Big Mountain Development Corporation and Big Mountain Resort Reservations. The Company dissolved Big Mountain Resort Reservations during fiscal year 2001, due to no activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interest is capitalized in connection with the construction of major facilities and development of land. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. There was no interest capitalized in 2001. In 2000 and 1999, $4,516 and $76,938 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Advertising costs are expensed as incurred. Advertising expenses were $910,595 $918,372 and $1,022,473 in 2001, 2000 and 1999, respectively.

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of cost or market value on a first-in, first-out method.

Loan costs, included in Other Assets, are being amortized ratably over the term of the loan. The Covenant Not to Compete is being amortized on a straight-line basis over a sixty month period. Goodwill is being amortized on a straight-line basis over fifteen years.

On September 9, 1995, the Company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Ski and Summer Resort. The Company has amortized the costs of the EIS over its useful life.

NOTE 2. Business Segment Information

In 2001, 2000 and 1999, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers. Operations in the sale of real estate involve sales to interested parties of single-family lots, town homes, town home lots and condominiums.

Financial information by industry segment for 2001, 2000 and 1999 is summarized as follows:

	Ski Area	Real Estate	Consolidated
2001
Revenue	$ 9,473,285	$ 3,428,566	$ 12,901,851
Operating profit	$ (1,210,402)	$ 1,462,770	$ 252,368
Depreciation and amortization	$ 1,492,742	$ 22,051	$ 1,514,793
Interest income	$ 0	$ 0	$ 0
Interest expense	$ (287,388)	$ 0	$ (287,388)
Income tax expense (benefit)	$ (648,471)	$ 642,771	$ (5,700)
Identifiable assets	$ 14,761,052	$ 2,927,403	$ 17,688,455
Capital expenditures	$ 3,534,396	$ 0	$ 3,534,396

2000
Revenue	$ 10,146,049	$ 5,027,418	$ 15,173,467
Operating profit (loss)	$ 169,478	$ 2,707,621	$ 2,877,099
Depreciation and amortization	$ 1,376,106	$ 22,051	$ 1,398,157
Interest income	$ 0	$ 4,532	$ 4,532
Interest expense	$ (362,393)	$ (26,373)	$ (388,766)
Income tax expense (benefit)	$ (119,084)	$ 1,007,087	$ 888,003
Identifiable assets	$ 12,293,819	$ 3,785,579	$ 16,079,398
Capital expenditures	$ 649,853	$ 0	$ 649,853

1999
Revenue	$ 8,545,835	$ 4,042,492	$ 12,588,327
Operating profit (loss)	$ (1,153,134)	$ 683,164	$ (469,970)
Depreciation and amortization	$ 1,319,444	$ 16,918	$ 1,336,362
Interest income	$ 10,725	$ 10,279	$ 21,004
Interest expense	$ (451,862)	$ (113,815)	$ (565,677)
Income tax expense (benefit)	$ (436,851)	$ 232,630	$ (204,221)
Identifiable assets	$ 13,940,139	$ 3,886,935	$ 17,827,074
Capital expenditures	$ 700,690	$ 652,600	$ 1,353,290

18

NOTE 3. Property and Equipment

	Asset Life Years	2001	2000
Leasehold improvements	30	$ 882,783	$ 798,083
Buildings and grounds	10-30	9,920,342	7,832,025
Lifts	10-15	9,747,220	9,478,014
Machinery and equipment	3-25	5,978,469	5,023,995
Furniture and fixtures	3-10	734,188	538,512
Water system	10-25	680,010	680,010

Total property and equipment		$27,943,012	$24,350,639

NOTE 4. Other Assets

Other assets at May 31, 2001 and 2000 are summarized as follows:

	2001	2000
Loan costs, net of amortization	$ 21,040	$ 23,670
Planning and development - long-term	52,758	52,758
Noncurrent deferred tax asset	60,596	52,110
Environmental Impact Statement, net of amortization	57,306	57,306
Goodwill, net of amortization	169,851	0
Covenant Not to Compete, net of amortization	23,828	0
Other long-term assets	22,828	23,980

Total other assets	$408,207	$209,824

NOTE 5. Notes Payable

Long-term debt at May 31, 2001 and 2000 is summarized as follows:

	2001	2000
Bank of America National Trust and Savings	$4,029,000	$1,996,319
Association, doing business as Seafirst Bank
(Seafirst) revolving, reducing term loan with
initial $9,750,000 availability decreasing by
$750,000 each year beginning June 1, 1999
Mandatory principal reductions are required on
outstanding balances above amounts available
Interest at or below banks’ reference rate
Interest rate at May 31, 2001 and 2000 was 6.1727%
and 6.99%, respectively. Secured by all ski area
operation real and personal property and
assignment in trust of all U.S. Forest Service
special use permits. Matures May 31, 2008

Less current maturities	0	0

Total long-term debt	$4,029,000	$1,996,319

19

Mandatory reductions of long-term debt are as follows:

For the Year Ending May 31,	Amount
2002	$ 0
2003	0
2004	0
2005	0
2006	0
2007 and beyond	4,029,000

$4,029,000

The Seafirst loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. For the years ended May 31, 2001 and 2000, the Company was in compliance of the debt coverage ratio covenant and the funded debt covenant required by the loan agreement.

At May 31, 2001 and 2000, $4,221,000 and $7,003,681 respectively, were unused and available for borrowing on the Seafirst line of credit.

NOTE 6. Capital Stock and Additional Paid-In Capital

Changes in capital stock and additional paid-in capital are summarized as follows:

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital

Balance at 5/31/99	1,008,368	$4,099,174	$20,519

Balance at 5/31/00	1,008,368	4,099,174	20,519

Balance at 5/31/01	988,668	$3,887,676	$ 0

NOTE 7. Income Taxes

Income taxes (credits) consist of the following:

	2001	2000	1999
Current
Federal	$ 54,040	$ 633,806	$(147,809)
Fuel tax credit	(1,384)	(498)	(802)

	52,656	633,308	(148,611)
State	10,660	147,408	(42,092)

	63,316	780,716	(190,703)
Deferred
Federal	(58,275)	92,462	(14,974)
State	(10,741)	14,825	1,456

Provision for (Recovery of) income taxes	$ (5,700)	$ 888,003	$(204,221)

Temporary differences exist in the computation of income for financial and tax reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

	2001	2000	1999
Depreciation	$ 3,619,900	$ 3,763,593	$ 3,824,116
Uniform capitalization for income tax	(51,401)	(59,206)	(85,198)
Bad debt reserve	(39,861)	(39,861)	(50,398)
Vacation allowance	(75,257)	(52,042)	(50,614)
Alternative minimum tax credit carryforward	0	0	(29,342)
Federal net operating loss carryforward	0	0	(328,045)
State net operating loss carryforward	0	0	(265,659)

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

	2001	2000
Noncurrent deferred tax liability	$1,392,033	$1,447,290

Total deferred tax liability	$1,392,033	$1,447,290

Current deferred tax assets	$ 32,593	$ 27,320
Noncurrent deferred tax asset	60,596	52,110

Net deferred tax assets	$ 93,189	$ 79,430

The difference between the Company’s effective income tax rate and the statutory Federal income tax rate is as follows:

	2001	2000	1999
Income (loss) before taxes	$(15,028)	$ 2,385,985	$(641,530)
Statutory federal rate	(34%)	34%	(34%)
Increased (decreases) resulting from:
State tax at statutory rate	(7%)	7%	(7%)
Other (net)	(3%)	(4%)	9%

Effective tax rate	(38%)	37%	(32%)

At May 31,2001 the Company has an alternative minimum tax credit carryforward of $17,202 which can be carried forward indefinitely to reduce future regular taxes. The credit has been recognized in the current year as a noncurrent deferred tax asset.

At May 31, 2000 the Company utilized a federal net operating loss carryforward of $328,045 and a state net operating loss carryforward of $265,659 to offset current taxable income. The Company also utilized an alternative minimum tax credit carryforward of $29,342 to reduce current income taxes. The credit had been recognized in 1999 as a noncurrent deferred tax asset.

NOTE 8. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:	2001	2000	1999

Interest (net of capitalized)	$332,451	$348,686	$ 642,615
Income taxes (net of refunds)	$245,000	$971,050	$(275,565)

Schedule of non-cash investing and financing Transactions	2001
Acquisition of property and equipment	$ 3,735,196
Less notes payable	(200,800)

Cash paid	$ 3,534,396

21

NOTE 9. Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service which expire December 21, 2038. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $91,596, $117,654 and $95,683 for 2001, 2000 and 1999, respectively.

NOTE 10. Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants’ vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2% for those employees who contribute between 2% and 4%. The Company contributes a matching 3% for any employee who contributes 4% or more. The plan is currently 100% funded. The Company’s contributions to the Plan and charges to income for 2001, 2000 and 1999 amounted to $46,639, $35,285 and $33,370 respectively.

NOTE 11. Related Party Transactions

Revenues are derived and expenses incurred as a result of transactions with executive officers, stockholders and directors of Winter Sports, Inc. or companies controlled by them or parties which can significantly influence management or the operating policies of the transacting parties. For reporting purposes, shareholders holding 5% or more of the Company’s common stock are considered to be related parties who may, through their ownership, significantly influence transactions with the Company.

Related party transactions are summarized as follows:

	2001	2000	1999
Revenue received
Rent and lease revenue	$ 13,932	$ 30,872	$ 30,000
Management fee	$ 0	$ 12,500	$ 30,000
Other revenue	$217,885	$ 190,723	$ 37,671
Expenses incurred
Dues and memberships	$ 40,337	$ 57,624	$ 50,140
Legal fees	$ 0	$ 17,407	$ 20,417
Contract labor	$ 0	$ 0	$ 6,068
Marketing	$ 1,600	$(20,175)	$ 1,094
General and administrative	$ 84,884	$ 534	$ 621
Interest	$ 0	$ 0	$ 74,979
Amounts due to and from related parties
Accounts receivable	$ 27,128	$ 17,258	$ 14,882
Accounts payable	$ 6,233	$ 21,784	$ 7,998
Note payable	$ 0	$ 0	$1,006,873

NOTE 12. Stock Bonus and Stock Options

Under prior employment agreements, non-qualified and incentive options to purchase the Company’s common stock had been granted to the President. Incentive options were dependent upon achievement of certain performance objectives. In each case, the purchase price was the bid price for the Company’s common stock at the date of the grant. All options granted expire five years from the date of the underlying employment agreement. The Company has agreed to repurchase all or any portion of the stock purchased through exercise of options at a price equal to the purchase price for each stock plus $3.00 per share.

On August 1, 1992, the Company entered into an employment agreement with its President with a term ending July 31, 1996. Upon the successful conclusion of each anniversary of the agreement, the President is entitled to a non-qualified stock option allowing him to purchase 6,000 shares of the Company’s common stock according to the following schedule: after 7/31/93, $14.00 per share; after 7/31/94, $15.00 per share; after 7/31/95, $16.00 per share; and after 7/31/96, $17.00 per share. Each year’s allocation of shares may be purchased for a period of five years beginning on each anniversary date of this agreement. The Company does not guarantee purchase of the shares of stock pursuant to this option.

Management has made a determination that the stock option plan does not meet the requirements to recognize compensation costs under current accounting standards.

Stock option transactions are summarized as follows:

	Option Price Per Share	Number Of Shares
Outstanding, May 31, 1996	14.00 - 19.50	22,000
Granted	17.00	6,000

Outstanding, May 31, 1997	14.00 - 19.50	28,000

Outstanding, May 31, 1998	14.00 - 19.50	28,000
Expired	14.00	(6,000)

Outstanding, May 31, 1999	15.00 - 19.50	22,000
Expired	15.00	(10,000)

Outstanding, May 31, 2000	15.00 - 19.50	12,000
Expired	17.00	6,000

Outstanding, May 31, 2001	$15.00-19.50	6,000

NOTE 13. Commitments and Contingencies

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts for alleged personal injuries resulting from accidents occurring on the Company’s property or while skiing. The Company’s insurance carrier provides defense and coverage for these claims and the Company’s participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

The Company is a defendant in three lawsuits filed on behalf of individuals who are seeking damages of unspecified amounts for alleged personal injuries resulting from accidents occurring on the Company’s property. The Company intends to vigorously defend the claims. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome or estimate the amount or range of a potential loss.

Financial instruments that potentially subject the Company to credit risk consist of cash balances in one financial institution in excess of the Federal Deposit Insurance Corporation’s $100,000 limit.

Other potential credit risks to the Company consist of trade receivables. The Company grants credit to customers for group banquets and retail inventory sales, most of whom are located in the northwest United States.

NOTE 14. Other Income and Expense

During 1999 the Company began selectively thinning its lower elevation lands in order to reduce the fuel available should the lands be subject to a wildfire. This continued into the 2000 fiscal year. The revenue earned from the sale of the harvested timber amounted to $124,908 in 2000 and $205,568 in 1999.

The Company periodically reviews its master plan for long-term resort development. During 2000, the Company charged against income $193,043 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:

	2001	2000	1999
Gain (loss) on sale/retirement of assets	$18,860	$(50,636)	$ 33,831
Other	1,132	(56,246)	339,282

Total other income (expense)	$19,992	$(106,882)	$373,113

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

Part III

Item 9. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s definitive proxy statement dated September 14, 2001 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 9, 2001.

Item 10. Executive Compensation

Incorporated by reference from the Company’s definitive proxy statement dated September 14, 2001 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 9, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company’s definitive proxy statement dated September 14, 2001 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 9, 2001.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company’s definitive proxy statement dated September 14, 2001 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 9, 2001.

Part IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Documents Filed as Part of this Report:

Page
(1) Financial Statements:

Independent Auditors’ Report	13

Consolidated Balance Sheets as of May 31, 2001 and 2000	14

Consolidated Statements of Income and Retained Earnings
for the Years Ended May 31, 2001, 2000 and 1999	15

Consolidated Statements of Cash Flows for
the Years Ended May 31, 2001, 2000 and 1999	16

Notes to Consolidated Financial Statements	18-24

All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

(2)	Exhibits

Page
21.1 Subsidiaries of the Company

Independent Auditors’ Report	28

(b)	Reports on Form 8-K:

One report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report. On March 19, 2001, the Company filed Form 8-K to announce the selection of Hines Resorts to develop the village at Big Mountain Ski & Summer Resort and surrounding land owned by the Company.

25

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

WINTER SPORTS, INC. By /s/ Michael J. Collins Michael J. Collins, President and Chief Executive Officer (Principal Executive Officer) Date: August 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:

/s/ Charles R. Abell ———————————— Charles R. Abell	Director	August 29, 2001

/s/ Brian T. Grattan ———————————— Brian T. (Tim) Grattan	Director	August 29, 2001

/s/ Dennis L. Green ———————————— Dennis L. Green	Director and Chairman of the Board	August 29, 2001

/s/ Charles P. Grenier ———————————— Charles P. Grenier	Director	August 29, 2001

/s/ Jerry J. James ———————————— Jerry J. James	Director	August 29, 2001

/s/ Michael T. Jenson ———————————— Michael T. Jenson	Director	August 29, 2001

/s/ Darrel R. Martin ———————————— Darrel R. Martin	Director and Vice-Chairman of the Board	August 29, 2001

/s/ Michael J. Muldown ———————————— Michael J. Muldown	Director	August 29, 2001

/s/ Jerome T. Broussard ———————————— Jerome T. Broussard	Director	August 29, 2001

/s/ Jami M Phillips ———————————— Jami M Phillips	Principal Financial Officer	August 29, 2001

26

(c)	Exhibits:

3.1	Restated Articles of Incorporation and Articles of Amendment

	to the Articles of Incorporation	(2)

3.2	By-Laws	(3)

3.3	Fifth Amendment to By-Laws	(4)

3.4	Sixth Amendment to By-Laws	(4)

3.5	Seventh Amendment to By-Laws	(7)

10.1	Employment Agreement between Michael Collins and Winter

	Sports, Inc. as of August 1, 1992.	(5)

10.3	Loan Agreement between Seattle-First National Bank and

	Winter Sports, Inc. dated November 14, 1994.	(6)

10.5	Employment Agreement between Michael Collins and Winter	(8)

	Sports, Inc. as of August 1, 1996

10.6	Employment Agreement between Michele Reese and Winter	(9)

	Sports, Inc. as of December 22, 1997

10.7	Employment Agreement between Adora Maguire and Winter	(7)

	Sports, Inc. as of May 1, 1998

21.1	Subsidiaries of the Company	(1)

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s Form 10-KSB for

	fiscal year ended May 31, 1995.

(3)	Incorporated by reference from the Company’s Form 10-KSB for

	fiscal year ended May 31, 1987.

(4)	Incorporated by reference from the Company’s Form 10-KSB for

	fiscal year ended May 31, 1991.

(5)	Incorporated by reference from the Company’s Form 10-QSB for

	the quarter ended September 6, 1992.

(6)	Incorporated by reference from the Company’s Form 10-QSB for

	the quarter ended December 11, 1994.

(7)	Incorporated by reference from the Company’s Form 10-KSB for

	the year ended May 31, 1998.

(8)	Incorporated by reference from the Company’s Form 10-QSB for

	the quarter ended September 15, 1996.

(9)	Incorporated by reference from the Company’s Form 10-QSB for
	the quarter ended March 1, 1998.

27