Form 10QSB
period 2001-09-09
WINTER SPORTS INC /NEW
filed 2001-10-22
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2001

( )	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________

Commission File No. 0-15030

WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

______________________________________________________________________________
Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _x_
No ___

As of October 12, 2001 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes ___ No _x_

WINTER SPORTS, INC.

INDEX

Page No.
PART I. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
At:
September 9, 2001(Unaudited)
September 10, 2000(Unaudited)
May 31, 2001

Condensed Consolidated Statements of Operations
For The Periods:
June 1, 2001 - September 9, 2001(Unaudited)
June 1, 2000 - September 10, 2000(Unaudited)

Condensed Consolidated Statements of Cash Flows
For The Periods:
June 1, 2001 - September 9, 2001(Unaudited)
June 1, 2000 - September 10, 2000(Unaudited)

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Page 2 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	9/9/01 Unaudited	9/10/00 Unaudited	5/31/01 Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 204,154	$ 51,726	$ 166,323
Receivables (net of reserve for
bad debts of $0, $17,680
and $24,271, respectively)	299,618	151,652	237,251
Receivables - related parties	11,508	0	27,128
Note Receivable	9,325	0	0
Income tax refund receivable	544,793	258,373	181,684
Current deferred tax asset	32,593	27,320	32,593
Inventories	555,546	412,541	541,580
Prepaid expenses	156,624	66,840	230,538

TOTAL CURRENT ASSETS	1,814,161	968,452	1,417,097

PROPERTY AND EQUIPMENT
Property and equipment, at cost	27,969,287	24,317,602	27,943,012
Accumulated depreciation
and amortization	(14,769,381)	(13,334,468)	(14,755,214)

	13,199,906	10,983,134	13,187,798
Construction in progress	538,718	935,596	159,328
Land and development costs	4,802,661	3,382,155	2,516,025

NET PROPERTY AND EQUIPMENT	18,541,285	15,300,885	15,863,151

OTHER ASSETS	405,679	208,925	408,207

TOTAL ASSETS	$ 20,761,125	$ 16,478,262	$ 17,688,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 426,037	$ 264,136	$ 441,811
Accounts payable - related parties	11,622	0	6,233
Employee compensation and
related expenses	215,033	199,585	221,278
Taxes other than payroll and income	181,240	244,291	99,328
Interest payable	10,410	13,935	0
Short-term debt	201,971	0	201,971
Deposits and other unearned income	2,057,071	1,917,279	1,983,933
Other current liabilities	13,073	15,230	13,073

TOTAL CURRENT LIABILITIES	3,116,457	2,654,456	2,967,627
LONG-TERM DEBT	7,497,500	2,966,319	4,029,000
DEFERRED INCOME TAXES	1,392,033	1,447,290	1,392,033

TOTAL LIABILITIES	12,005,990	7,068,065	8,388,660

STOCKHOLDERS’ EQUITY
Common stock (5,000,000 shares
authorized; no par value;
988,668, 1,005,268 and
988,668 shares outstanding)	3,887,676	4,090,886	3,887,676
Retained earnings	4,867,459	5,319,311	5,412,119

TOTAL STOCKHOLDERS’ EQUITY	8,755,135	9,410,197	9,299,795

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$20,761,125	$16,478,262	$17,688,455

The accompanying notes are an integral part of these financial statements. Page 3 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	6/ 1/01 to 9/9/01	6/ 1/00 to 9/10/00
REVENUE
Lifts	$ 288,213	$ 251,976
Retail	167,376	119,971
Equipment rental and repair	51,527	22,434
Lodging	66,160	60,231
Lease, management and other fees	501,826	275,382
Lease, management and other fees - related parties	23,524	10,980
Real estate sales	305,000	1,265,200

TOTAL REVENUE	1,403,626	2,006,174

OPERATING COSTS AND EXPENSES
Direct expense - lifts	254,876	217,393
Cost of retail	111,313	61,865
Cost of real estate sales	262,346	360,522
Payroll and related expenses	704,485	613,673
Direct expenses	366,626	418,529
Direct expenses - related parties	12,301	0
Marketing	175,171	196,014
Depreciation and amortization	17,685	15,378
General and administrative	328,094	237,731

TOTAL OPERATING COSTS AND EXPENSES	2,232,897	2,121,105

OPERATING INCOME (LOSS)	(829,271)	(114,931)

OTHER INCOME (EXPENSE)
Interest income	0	423
Interest expense	(78,439)	(63,195)
Sale of land	2,520,000	0
Unrecognized gross profit on land sale	(2,510,675)	0
Cost of land sale	(9,325)	0
Other income (expense)	(57)	7,478

TOTAL OTHER INCOME (EXPENSE)	(78,496)	(55,294)

INCOME (LOSS) BEFORE INCOME TAXES	(907,767)	(170,225)
Provision for (Recovery of) income taxes	(363,107)	(68,089)

NET INCOME (LOSS)	$ (544,660)	$ (102,136)

EARNINGS (LOSS) PER COMMON SHARE	$ (0.55)	$ (0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	988,668	1,006,435

The accompanying notes are an integral part of these financial statements. Page 4 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	6/ 1/01 to 9/9/01	6/ 1/00 to 9/10/00
NET CASH FLOW
PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$ (853,756)	$(319,847)

CASH FLOWS
FROM INVESTING ACTIVITIES

Sale of Assets	380	6,621
Property and equipment acquisitions	(2,577,293)	(873,597)

NET CASH (USED IN) INVESTING ACTIVITIES:	(2,576,913)	(866,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock Repurchase Plan	0	(28,807)
Proceeds from draws on long-term revolver	3,738,500	970,000
Principal payments on long-term revolver	(270,000)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES:	3,468,500	941,193

NET INCREASE(DECREASE)
IN CASH AND CASH EQUIVALENTS	37,831	(245,630)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	166,323	297,356

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 204,154	$ 51,726

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

Interest (net of capitalized interest)	$ 68,048	$ 74,609
Income taxes (net of refunds)	$ 0	$ 0

The accompanying notes are an integral part of these financial statements. Page 5 of 13

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual report for the year ended May 31, 2001.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the September 10, 2000 financial statements have been reclassified to conform to the September 9, 2001 presentation.

NOTE 2 - May 31, 2001

The balance sheet at May 31, 2001 has been condensed from the audited financial statements at that date.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company’s main periods of business. The Company also generates revenues from the sale of real estate, which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 9, 2001 and September 10, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company’s property or while skiing. The Company’s insurance carrier provides defense and coverage for these claims and the Company’s participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

NOTE 5 - NOTES PAYABLE

The Company currently has a loan agreement with Bank of America. The agreement provides for a $9,750,000 revolving reducing line of credit, which matures on June 1, 2008. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At September 9, 2001 $2,500 was unused of the $7,500,000 available under the instrument. At September 10, 2000 $5,283,681 was unused of the $8,250,000 available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the first quarters of 2001 and 2000 are summarized as follows:

	Ski Area	Real Estate	Consolidated
Quarter Ended 9/9/01
Total revenue	$ 1,053,793	$ 349,833	$ 1,403,626
Operating profit (loss)	$ (845,709)	$ 16,438	$ (829,271)
Depreciation and amortization	$ 10,900	$ 6,785	$ 17,685
Identifiable assets	$ 17,779,753	$2,981,372	$ 20,761,125
Capital expenditures	$ 2,577,293	$ 0	$ 2,577,293

Quarter Ended 9/10/00
Total revenue	$ 690,793	$1,315,381	$ 2,006,174
Operating profit (loss)	$ (975,527)	$ 860,596	$ (114,931)
Depreciation and amortization	$ 8,612	$ 6,766	$ 15,378
Identifiable assets	$ 12,298,828	$4,179,434	$ 16,478,262
Capital expenditures	$ 873,597	$ 0	$ 873,597

Page 7 of 13

WINTER SPORTS, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Period
	6/ 1/01 to 9/9/01	6/ 1/00 to 9/10/00
Gross Revenues	$ 1,403,626	$ 2,006,174

Net Income(Loss)	$ (544,660)	$ (102,136)

Income(Loss) per Common Share	$ (0.55)	$ (0.10)

Total Assets	$ 20,761,125	$ 16,478,262

Long-Term Debt less current portion	$ 7,497,500	$ 2,966,319

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

Revenues

Total revenues for the first quarter that ended September 9, 2001 were $1,403,626, a decrease of $602,548 or 30% from the quarter that ended September 10, 2000. The decrease was primarily due to a decrease in real estate sales of $960,200 or 75.9% in the first quarter of the current year compared with sales in the first quarter of the prior year. Management expects real estate sales to continue to decline throughout the rest of the fiscal year due to less product available for sale. Ski area revenue increased from the same quarter last year due to increases in lift revenue of 14% from the previous year. The Company also realized an increase in Equipment Rental and Repair of $29,093 or 129.7% from the previous year due to an increase in the rental of mountain bikes and mountain scooters this year over the previous fiscal year. The Company experienced an increase of $226,444 or 82.2% in Lease, Management & Other Fees as a result of an increase in property management revenue due to the purchase of an existing property management business at the resort. An increase in Retail was due to an increase in visitation to the resort during the summer season as compared to last year.

Operating Expenses

Total operating costs and expenses in the quarter ended September 9, 2001 increased by $111,792 from the same quarter last year. The increase is due to an increase in the Cost of Retail of 79.9% due to an increase in sales during the first quarter of the fiscal year. The Cost of Real Estate Sales decreased due to lower sales in the first quarter of this year compared to the previous year. General and Administrative expenses increased by $90,363 or 38% due in part to an increase in legal fees pertaining to various land transactions and other legal proceedings. An increase in utility costs over the previous year also contributed to this increase.

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Other Income (Expense)

During the first quarter of the year, the Company sold approximately 16 acres of its land adjacent to Chair 3 to a Hines entity for $2,520,000. The Company will recognize the gain on the sale of the land under the Cost Recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. Hines is currently developing the site into 18 single family home sites. The Company anticipates selling various parcels of land from time to time to a Hines entity for development purposes. Sales of this nature will occur based on not only the prevailing economic climate, but also based on a detailed plan presented to management and the board of directors by Hines Resorts as to the proposed development envisioned.

Interest expense for the quarter ended September 9, 2001 was $78,439; an increase of $15,244 or 24% higher than the first quarter last year. Interest expense increased due to higher debt levels on the Company’s operating line of credit as the Company purchased 100 acres of land adjacent to the resort during August, 2001. The Company plans to evaluate the purchase of this property to determine the most effective use of the land for the resort.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $(1,302,296) which is an increase over the prior year’s $(1,686,004). The increase is primarily due to the increase in the income tax refund receivable due to the tax loss from fiscal year 2001 and the increase in inventory associated with the purchase of the existing property management company during May, 2001.

Total liabilities of $12,005,990 represent 137% of stockholders’equity at September 9, 2001, an increase from $7,068,065 or 75% of stockholders’equity at September 10, 2000.

In August, 2001 the Company’s subsidiary, Big Mountain Development Corporation became a member of the Northern Lights Development LLC. The LLC has hired Hines Resorts to develop a defined piece of land over the next year.

The Company’s Board of Directors authorized a stock repurchase program on May 19, 2000. Under this program the Company could repurchase up to 40,000 shares of the Company’s outstanding common stock at prevailing market prices from time to time over a six to eight month time frame. The Board of Directors renewed this program on December 20, 2000 for an additional six month time period. The program ended in June, 2001. The Company repurchased a total of 19,700 shares under this program.

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital acquisitions. The Company has a revolving, reducing credit agreement that provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $9.75 million agreement reduces available capacity by $750,000 each June 1. At September 9, 2001, $7,497,500 was outstanding with $2,500 of unused capacity on the $7,500,000 line of credit.

Subsequent to the end of the first quarter of fiscal year 2002, the Company borrowed an additional $1,875,000 from Bank of America. The loan has a three-year term with interest only payable monthly at or below Bank of America’s prime rate.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s results could differ materially from those discussed in each forward-looking statement due to various factors that are outside the Company’s control.

WINTER SPORTS, INC.

FORM 10QSB

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 4 of the Condensed Consolidated Financial Statements of this form 10-QSB, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

At the regular Annual Meeting of Shareholders held on October 9, 2001, the Shareholders re-elected 9 current Directors to one year terms. When voting for Directors, Shareholders are entitled to cast 9 votes for each share of common stock held with cumulative voting allowed. The Shareholders also voted to ratify Jordahl & Sliter,PLLC as independent auditors. The tables below summarize the voting results:

ELECTION OF DIRECTORS

	VOTES FOR	VOTES WITHHELD
Charles R. Abell	650,993	368,089
Jerome T. Broussard	367,968	486,710
Brian T. Grattan	866,749	163,678
Charles P. Grenier	846,860	166,923
Dennis L. Green	844,959	168,463
Jerry J. James	845,318	169,401
Michael T. Jenson	1,483,358	161,051
Darrel R. Martin	868,074	164,726
Michael J. Muldown	860,817	410,363

RATIFICATION OF AUDITORS

Shares voted FOR	836,362
Shares voted AGAINST	1,134
Shares ABSTAINING	12,434

Item 5.	OTHER INFORMATION

None

Page 11 of 13

WINTER SPORTS, INC.

FORM 10QSB

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 10-9 Employment Agreement between Michael Collins and Winter Sports, Inc. dated September 1, 2000.

Exhibit 10-10 Northern Lights Development LLC agreement dated August 10,2001.

Exhibit 99 9th Amendment to the Bylaws of Winter Sports, Inc.

No reports on Form 8-K were filed during the quarter ended September 9, 2001.

Page 12 of 13

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ——————————— (Registrant)
Date: October 22, 2001 Date: October 22, 2001

/s/Michael J. Collins
—————————————————
Michael J. Collins
President & Chief Executive Officer
(Principal Executive Officer)

/s/Jami M. Phillips
—————————————————
Jami M. Phillips

Chief Financial Officer
(Principal Accounting Officer)

Page 13 of 13