Form 10QSB
period 2001-12-02
WINTER SPORTS INC /NEW
filed 2002-01-15
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2001

[_]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of January 8, 2002 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes [_] No [X]

WINTER SPORTS, INC. INDEX Page No. PART I. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets At: December 2, 2001 (Unaudited) December 3, 2000 (Unaudited) May 31, 2001

Condensed Consolidated Statements of Operations
   For The Periods:
      September 9, 2001 – December 2, 2001 (Unaudited)
      September 10, 2000 – December 3, 2000 (Unaudited)
      June 1, 2001 - December 2, 2001 (Unaudited)
June 1, 2000 - December 3, 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows For The Periods: June 1, 2001 - December 2, 2001 (Unaudited) June 1, 2000 - December 3, 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Conditions

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Page 2 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	12/2/01 (Unaudited)	12/3/00 (Unaudited)	5/31/01 See Note 2
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$351,879	$373,957	$166,323
Receivables (net of reserve for
bad debts of $0, $17,680
and $17,680, respectively)	385,864	259,946	237,251
Receivables – related parties	32,981	0	27,128
Note receivable	9,451	0	0
Interest receivable	0	1,735	0
Income tax refund receivable	769,346	570,203	181,684
Current deferred tax asset	32,593	27,320	32,593
Inventories	964,987	791,187	541,580
Prepaid expenses	135,628	173,726	230,538

TOTAL CURRENT ASSETS	2,682,729	2,198,074	1,417,097

PROPERTY AND EQUIPMENT
Property and equipment, at cost	27,948,952	24,316,967	27,943,012
Accumulated depreciation
and amortization	(14,755,305)	(13,345,809)	(14,755,214)

	13,193,647	10,971,158	13,187,798
Construction in progress	1,405,207	1,564,915	159,328
Land and development costs	4,675,287	2,906,010	2,516,025

NET PROPERTY AND EQUIPMENT	19,274,141	15,442,083	15,863,151

OTHER ASSETS	405,898	208,475	408,207

TOTAL ASSETS	$22,362,768	$17,848,632	$17,688,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,290,003	$1,029,293	$441,811
Accounts payable – related parties	0	0	6,233
Employee compensation and
related expenses	250,617	273,522	221,278
Taxes other than payroll and income	102,667	177,416	99,328
Interest payable	9,355	0	0
Short-term debt	40,233	0	201,971
Current portion-long term debt	15,500	0	0
Deposits and other unearned income	2,488,051	2,389,111	1,983,933
Other current liabilities	3,533	13,397	13,073

TOTAL CURRENT LIABILITIES	4,199,959	3,882,739	2,967,627
LONG-TERM DEBT, less current
portion	8,625,000	3,881,520	4,029,000
DEFERRED INCOME TAXES	1,392,033	1,447,290	1,392,033

TOTAL LIABILITIES	14,216,992	9,211,549	8,388,660

STOCKHOLDERS’ EQUITY

Common stock (5,000,000 shares
authorized; no par value;
988,668, 1,003,168 and
1,008,368 shares outstanding)	3,887,676	4,070,936	3,887,676
Retained earnings	4,258,100	4,566,147	5,412,119

TOTAL STOCKHOLDERS’ EQUITY	8,145,776	8,637,083	9,299,795

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$22,362,768	$17,848,632	$17,688,455

The accompanying notes are an integral part of these financial statements. Page 3 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter		Year to Date
	9/9/01 to 12/2/01	9/10/00 to 12/3/00	6/1/01 to 12/2/01	6/1/00 to 12/3/00
REVENUE
Lifts	$104,014	$166,992	$392,227	$395,109
Food, beverage & retail	52,521	16,099	236,233	159,929
Equipment rental & repair	4,722	24,297	39,913	46,731
Lodging	22,083	17,738	88,244	77,969
Lease, management & other fees	252,238	202,234	754,063	477,616
Lease, management & other fees
- related parties	18,006	15,306	41,530	26,286
Real estate sales	534,000	544,000	839,000	1,809,200

TOTAL REVENUE	987,584	986,666	2,391,210	2,992,840

OPERATING COSTS AND EXPENSES
Direct expenses - lifts	332,990	438,971	587,866	656,364
Cost of food, beverage & retail	25,144	21,739	136,457	83,604
Cost of real estate sales	181,182	504,518	443,528	865,040
Payroll & related expenses	633,883	460,856	1,338,368	1,074,529
Direct expenses	334,297	239,386	700,923	638,082
Direct expenses - related parties	5,554	20,947	17,855	40,780
Marketing	245,896	220,751	421,067	416,765
Marketing - related parties	750	0	750	0
Depreciation & amortization	18,019	11,791	35,704	27,170
General & administrative	195,483	264,384	523,577	502,115
General & administrative
- related parties	(6,198)	400	(6,198)	400

TOTAL OPERATING COSTS
AND EXPENSES	1,967,000	2,183,743	4,199,897	4,304,849

OPERATING INCOME(LOSS)	(979,416)	(1,197,077)	(1,808,687)	(1,312,009)

OTHER INCOME (EXPENSE)
Interest income	0	0	0	0
Interest expense	(88,381)	(58,607)	(166,820)	(121,379)
Sale of Land	1,080,000	0	3,600,000	0
Unrecognized gross profit on
Land sale	(1,079,874)	0	(3,590,549)	0
Cost of land sale	(126)	0	(9,451)	0
Gain (loss) on disposal of assets	1,313	0	1,313	6,771
Other income (expense)	50,887	402	50,829	1,114

TOTAL OTHER INCOME (EXPENSE)	(36,181)	(58,205)	(114,678)	(113,494)

INCOME(LOSS) BEFORE INCOME TAXES	(1,015,597)	(1,255,282)	(1,923,365)	(1,425,503)
Provision for(Recovery of)
Income Taxes	(406,239)	(502,114)	(769,346)	(570,203)

NET INCOME(LOSS)	$(609,358)	$(753,168)	$(1,154,019)	$(855,300)

EARNINGS(LOSS) PER COMMON SHARE	$(0.62)	$(0.75)	$(1.17)	$(0.85)

WEIGHTED AVERAGE SHARES
OUTSTANDING	988,668	1,004,318	988,668	1,005,474

The accompanying notes are an integral part of these financial statements. Page 4 of 13

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	6/1/01 to 12/2/01	6/1/00 to 12/3/00
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES:	$(1,702,366)	$(1,793,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	20,715	33,672
Property and equipment acquisitions	(2,577,293)	0

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITES	(2,556,578)	33,672

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock Repurchase Plan	0	(48,757)
Loan fees paid	(7,000)	0
Proceeds from term loan	1,875,000	0
Payments on term loan	(160,000)	0
Proceeds from draws on long-term revolver	4,852,500	2,775,201
Principal payments on long-term revolver	(2,116,000)	(890,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,444,500	1,836,444

Net increase in cash and cash equivalents	185,556	76,601

Cash and cash equivalents at beginning of period	166,323	297,356

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$351,879	$373,957

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

Interest (net of capitalized interest)	$154,152	$152,329
Income taxes (net of refunds)	$0	$0

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

Certain amounts in the December 3, 2000 financial statements have been reclassified to conform with the December 2, 2001 presentation.

NOTE 2 - May 31, 2001

The balance sheet at May 31, 2001 has been condensed from the audited financial statements at that date.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company’s main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim and year-to-date periods ended December 2, 2001 and December 3, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5 - NOTES PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association. The agreement provides for a $9,750,000 revolving reducing line of credit that matures on June 1, 2008. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At December 2, 2001 $734,500 was unused of the $7,500,000 available under the instrument. At December 3, 2000 $4,368,480 was unused of the $8,250,000 available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

The Company entered into a term loan agreement with Bank of America for $1,875,000. The loan has a three-year term with interest only payable monthly at or below Bank of America’s prime rate. The proceeds from this loan were used as a portion of the purchase price of the 100-acre tract of land purchased during the first quarter of the current fiscal year adjacent to the Company’s northern boundary.

NOTE 6 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the second quarters of 2001 and 2000 and year to date periods then ended is summarized as follows:

	Ski Area	Real Estate	Consolidated
Quarter Ended 12/2/01
Total revenue	$435,300	$552,284	$987,584
Operating profit (loss)	$(1,292,492)	$313,076	$(979,416)
Depreciation and amortization	$12,930	$5,089	$18,019
Identifiable assets	$19,686,500	$2,676,268	$22,362,768
Capital expenditures	$0	$0	$0

Quarter Ended 12/3/00
Total revenue	$417,353	$569,313	$986,666
Operating profit (loss)	$(1,185,604)	$(11,473)	$(1,197,077)
Depreciation and amortization	$6,717	$5,074	$11,791
Identifiable assets	$14,081,446	$3,767,186	$17,848,632
Capital expenditures	$0	$0	$0

6/1/01 to 12/2/01
Total revenue	$1,489,093	$902,117	$2,391,210
Operating profit (loss)	$(2,138,201)	$329,514	$(1,808,687)
Depreciation and amortization	$23,830	$11,874	$35,704
Identifiable assets	$19,686,500	$2,676,268	$22,362,768
Capital expenditures	$2,577,293	$0	$2,577,293

6/1/00 to 12/3/00
Total revenue	$1,108,146	$1,884,694	$2,992,840
Operating profit (loss)	$(2,161,131)	$849,122	$(1,312,009)
Depreciation and amortization	$15,329	$11,841	$27,170
Identifiable assets	$14,081,446	$3,767,186	$17,848,632
Capital expenditures	$873,597	$0	$873,597

Page 7 of 13

WINTER SPORTS, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Period
	6/1/01 to 12/2/01	6/1/00 to 12/3/00
Gross Revenues	$2,391,210	$2,992,840

Net Loss	$(1,154,019)	$(855,300)

Loss per Common Share	$(1.17)	$(0.85)

Total Assets	$22,362,768	$17,848,632

Long-Term Debt less current portion	$8,625,000	$3,881,520

RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

Revenues

Revenues for the second quarter ending December 2, 2001 were $987,584, comparable to $986,666 in the same quarter of the prior year. Lift revenue totaled $104,014 during the second quarter this fiscal year compared to $166,992 during the second quarter of the previous year due to a delayed opening of the ski season caused by no snowfall. This also explains the decrease in Equipment Rental and Repairs of $19,575 or 81% from the quarter ending December 2, 2001 to the quarter ending December 3, 2000.

Food, Beverage & Retail revenues were $52,521 for the second quarter of 2001 compared to $16,099 in 2000. This increase of $36,422 or 226% is due to an increase in the number of retail operations run by the Company, this fiscal year compared to last year. During the second quarter of fiscal year 2001, the Company began operations of a small retail store located in the Kintla Lodge which it purchased in August, 2001. The Company also continued operations of the retail store which was purchased as part of the property management business acquired in the second half of fiscal year 2000. The Company continues to see revenue growth associated with the addition of this property management business in terms of Lease, Management & Other Fees increasing by 25% over the second quarter of the previous year.

Real estate sales remained relatively flat compared with the second quarter of the previous year. The Company expects real estate sales to drop to zero during the fourth quarter of the current fiscal year as the company will no longer have product available.

Operating Expenses

Operating costs and expenses decreased in the second quarter by $216,743 or 10% from the prior year. This decrease is due in part to planned cost cutting efforts when it was determined that the resort would not be able to open due to no natural snowfall. Direct expenses – lifts decreased by 24% from the second quarter of the previous year, accompanied by a decrease in General & Administrative costs of 26% from the same quarter of the previous year. The cost of real estate sales declined 64% over the second quarter of 2000 due to real estate sales of town home lots versus condominium property. Payroll & related expenses increased by $173,027 or 38% for the quarter ending December 2, 2001 compared to the second quarter ending December 3, 2000 due to an increased number of employees attributed to the purchase of the property management and related businesses.

Other Income

Other income in the second quarter and year-to-date for fiscal years 2002 and 2001 reflect revenues earned from sales of timber on the Company’s base area lands. The Company also entered into an agreement with a utility company for an easement and for other utility issues during fiscal year 2002. The revenue received was of a one-time nature.

Other Expenses

Interest expense for the quarter ended December 2, 2001 was $88,381, an increase of $29,774, or 51% higher than the second quarter last year. Year-to-date interest expense increased by $45,441 or 37%, during the first two quarters of 2001 versus the same two quarters of the prior year. These increases are due to higher levels of borrowing on the Company’s line of credit and term loan.

The second quarter net loss of $609,358 was $143,810 or 19% less than the same quarter last year. The year to date net loss of $1,154,019 was $298,719 or 35% more than during the same time period last year. During fiscal year 2000, the Company experienced a higher level of real estate sales during the first quarter than was experienced during the first quarter of fiscal year 2001.

A loss for this interim period in any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company’s business. The Company’s main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually, bear little comparative value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $(1,517,230) at the end of the second quarter of fiscal 2001 improved from working capital of $(1,684,665) at December 3, 2000. The change was due primarily to an increase in the Company’s accounts receivable and inventories in preparation for the ski season. Inventory is also higher than the previous year due to the addition of the property management and related businesses.

Land increased by $1,769,277 from the second quarter of last year due mainly to the purchase of 100 acres of land adjacent to the Company’s northern boundary. This land is believed to be appropriate for expansion of the resort facilities in terms of additional activities for guests. The purchase will continue to be evaluated for the best use of the land.

The Company sold approximately 4 acres to a Hines entity for $1,080,000. The Company will recognize the gain on the sale of the land under the Cost Recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. Hines anticipates selling the land to a developer who will develop a town home product. The Company anticipates selling various parcels of land from time to time to a Hines entity for development purposes. Sales of this nature will occur based on not only the prevailing economic climate, but also based on a detailed plan presented to management and the Board of Directors by Hines Resorts as to the proposed development envisioned.

Deposits and other unearned income is $98,940 higher than at the end of the second quarter of the prior year. The increase is due to an increase in the Company’s early season pass product. Total liabilities of $14,216,992 represents 174% of stockholders’ equity at December 2, 2001, up from $9,211,549 or 106% of stockholders’ equity at December 3, 2000.

In November, 2001 the Company’s subsidiary, Big Mountain Development Corporation became a member of Moose Run II LLC. The LLC expects to sell a parcel of land within the next six months to a third party developer.

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital acquisitions. The Company has a revolving, reducing credit agreement which provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $9.75 million agreement reduces available capacity by $750,000 each June 1. At December 2, 2001 there was $6,765,500 borrowed with $734,500 of unused capacity on the $7,500,000 line of credit. At December 3, 2000, there was $3,881,520 borrowed with $4,368,480 of unused capacity on the $8,250,000 line of credit. The Company also entered into a three-year term loan agreement with the same financial institution for $1,875,000 to fund the purchase of the 100 acres adjacent to the Company’s northern boundary. This term loan is expected to be repaid in part during the third quarter of the current fiscal year. The Company is anticipating repaying the remaining portion of this term loan within the next six months.

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

The Company will adopt FASB 142 at the beginning of the next fiscal year, June 1, 2002. Under this FASB, goodwill will no longer be permitted to be amortized. Instead, goodwill and other intangibles will be subject to an annual test for impairment of value. The Company does not expect this statement to have a material effect on its financial statements as presented.

Subsequent to the end of the second quarter of fiscal year 2002, the Company purchased an additional 120 acres of land adjacent to the Company’s eastern boundary. This land is believed to be appropriate for expansion of the resort facilities in terms of additional activities for guests. This purchase was funded through a five-year term loan with the Whitefish Credit Union, a related party. Under the terms of this note, the Company will make a yearly payment of $125,000 with a balloon payment on January 1, 2007. The interest rate is prime plus 1%, with an annual adjustment. The seller also provided financing through a three-month short-term note. Interest, at the rate of 8% per annum, and principal are due at the end of March 2002. The Company also entered into an option agreement with the seller for an additional 180 acres adjacent to the purchased land. This fixed price option agreement is for four years and has periodic option payments, a portion of which will apply to the purchase price of any additional lands acquired. The option agreement allows the Company some flexibility in the amount of land to be exercised under this agreement.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding matters that are subject to risks and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s results could differ materially from those discussed in each forward-looking statement due to various factors, which are outside the Company’s control.

WINTER SPORTS, INC. PART II - OTHER INFORMATION Item 1. Legal Proceedings

Reference is made to Note 5 of the Condensed Consolidated Financial Statements of this form 10-QSB, which is incorporated herein by reference.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10-11 Moose Run II LLC agreement dated October 5, 2001

No reports on Form 8-K were filed during the quarter ended December 2, 2001.

Page 12 of 13

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ——————————————— (Registrant)

Date: January 15, 2002	/s/ Michael J. Collins —————————————— Michael J. Collins President & Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2002	/s/ Jami M. Phillips —————————————— Jami M. Phillips Chief Financial Officer & Treasurer (Principal Financial Officer)

Page 13 of 13