Form 10QSB
period 2002-02-24
WINTER SPORTS INC /NEW
filed 2002-04-09
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 24, 2002

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _______

Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana	81-0221770
(State of Incorporation)	(I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes    x      No

As of April 3, 2002 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format    Yes           No    x

WINTER SPORTS, INC.

INDEX

Page No.
PART I.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
At:
February 24, 2002(Unaudited)
February 25, 2001(Unaudited)
May 31, 2001

Condensed Consolidated Statements of Operations
For the periods:
December 2, 2001 – February 24, 2002(Unaudited)
December 4, 2000 – February 25, 2001(Unaudited)
June 1, 2001 – February 24, 2002(Unaudited)
June 1, 2000 – February 25, 2001(Unaudited)

Condensed Consolidated Statements of Cash Flows
For the periods:
June 1, 2001 – February 24, 2002(Unaudited)
June 1, 2000 – February 25, 2001(Unaudited)

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Conditions

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Page 2 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	2/24/02 (Unaudited)	2/25/01 (Unaudited)	5/31/01 See Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,485,317	$ 848,678	$ 166,323
Receivables (net of reserve for bad debts of
$0, $17,680 and $24,271, respectively)	562,295	426,701	237,251
Receivables – related parties	52,218	40,262	27,128
Note receivable	127	0	0
Interest Receivable	11,576	0	0
Income tax refund receivable	0	0	181,684
Current deferred tax asset	32,593	27,320	32,593
Inventories	868,878	684,833	541,580
Prepaid expenses	290,212	174,248	230,538

TOTAL CURRENT ASSETS	3,303,216	2,202,042	1,417,097

PROPERTY AND EQUIPMENT
Property and equipment, at cost	28,981,922	26,100,210	27,943,012
Accumulated depreciation and amortization	(15,672,058)	(14,208,690)	(14,755,214)

	13,309,864	11,891,520	13,187,798
Construction in progress	454,132	54,126	159,328
Land and development costs	6,587,428	2,912,792	2,516,025

NET PROPERTY AND EQUIPMENT	20,351,424	14,858,438	15,863,151

INVESTMENT IN LLCs	355,220	0	0

OTHER ASSETS	456,397	219,576	408,207

TOTAL ASSETS	$ 24,466,257	$ 17,280,056	$ 17,688,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,176,696	$ 767,360	$ 441,811
Accounts payable – related parties	0	47,658	6,233
Employee compensation and related expenses	441,078	414,474	221,278
Taxes other than income and payroll	185,854	224,794	99,328
Income taxes payable	178,290	82,922	0
Interest payable	76,256	81,815	0
Short-term debt	500,000	0	201,971
Deposits and other unearned income	883,262	820,643	1,983,933
Other current liabilities	3,317	13,073	13,073

TOTAL CURRENT LIABILITIES	3,444,753	2,452,739	2,967,627

LONG-TERM DEBT	8,903,555	3,946,520	4,029,000

DEFERRED INCOME TAXES	1,855,507	1,447,290	1,392,033

TOTAL LIABILITIES	14,203,815	7,846,549	8,388,660

STOCKHOLDERS’ EQUITY

Common stock (5,000,000 shares authorized;
no par value; 988,668 shares outstanding)	3,887,676	3,887,676	3,887,676
Retained earnings	6,374,766	5,545,831	5,412,119

TOTAL STOCKHOLDERS’ EQUITY	10,262,442	9,433,507	9,299,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 24,466,257	$ 17,280,056	$ 17,688,455

The accompanying notes are an integral part of these financial statements. Page 3 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter		Year to Date
	12/2/01 to 2/24/02	12/3/00 to 2/25/01	6/1/01 to 2/24/02	6/1/00 to 2/25/01
REVENUE
Lifts	$ 3,861,565	$ 3,596,338	$ 4,253,792	$ 3,991,447
Food, beverage & retail	467,065	411,323	703,298	571,252
Equipment rental & repair	415,839	466,274	455,752	513,005
Lodging	564,936	102,147	653,180	180,116
Lease, management & other fees	905,275	983,048	1,659,338	1,460,664
Lease, management & other fees –
related parties	124,834	116,298	166,364	142,583
Real estate sales	268,000	232,000	1,107,000	2,041,200

TOTAL REVENUE	6,607,514	5,907,428	8,998,724	8,900,267

OPERATING COSTS AND EXPENSES
Direct expenses – lifts	874,367	886,407	1,462,233	1,542,771
Depreciation – lifts	528,828	525,521	528,828	525,521
Cost of food, beverage & retail	299,642	212,089	436,099	295,693
Cost of real estate sales	239,832	204,612	683,360	1,069,652
Payroll & related expenses	1,147,580	996,573	2,485,948	2,071,102
Direct expenses	514,757	463,575	1,215,680	1,101,657
Direct expenses – related parties	9,275	25,781	27,130	66,561
Marketing	338,881	312,109	759,948	728,874
Marketing – related parties	0	1,600	750	1,600
Depreciation & amortization	344,425	364,405	380,129	391,575
General & administrative	239,048	199,050	762,626	701,165
General & administrative –
related parties	(2,499)	0	(8,697)	400

TOTAL OPERATING COSTS AND EXPENSES	4,534,136	4,191,722	8,734,034	8,496,571

OPERATING INCOME	2,073,378	1,715,706	264,690	403,696

OTHER INCOME (EXPENSE)
Interest income	59,838	0	59,838	0
Interest expense	(111,461)	(83,894)	(278,281)	(205,273)
Sale of land	0	0	2,441,315	0
Unrecognized gross profit on land sale	0	0	(2,441,188)	0
Cost of land sale	0	0	(127)	0
Gain on land sale-previously
Unrecognized	1,149,361	0	1,149,361	0
Equity in Earnings-LLCs	355,200	0	355,200	0
Gain on disposal of assets	1,780	0	3,093	0
Other income (expense)	(320)	1,000	50,509	8,882

TOTAL OTHER INCOME (EXPENSE)	1,454,398	(82,894)	1,339,720	(196,391)

INCOME BEFORE INCOME TAX	3,527,776	1,633,812	1,604,410	207,305
Provision for income tax	1,411,110	653,125	641,764	82,922

NET INCOME	$ 2,116,666	$ 979,687	$ 962,646	$ 124,383

EARNINGS PER COMMON SHARE	$ 2.14	$ .99	$ .97	$ .12

WEIGHTED AVERAGE SHARES
OUTSTANDING	988,668	992,353	988,668	1,001,376

The accompanying notes are an integral part of these financial statements. Page 4 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	6/1/01 to 2/24/02	6/1/00 to 2/25/01
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 1,913,363	$ 594,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	20,715	63,241
Deposit on rental property purchased	0	(12,000)
Option payment on land	(56,000)	0
Property and equipment acquisitions	(5,726,639)	(1,812,814)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,761,924)	(1,761,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draws on long-term revolver	6,318,500	4,160,201
Stock repurchase plan	0	(232,017)
Loan fees paid	(7,000)	0
Principal payments on long-term revolver	(3,540,000)	(2,210,000)
Proceeds from long-term loan	1,428,000	0
Proceeds from term loan	1,875,000	0
Payments on term loan	(1,206,945)	0
Proceed from short term loan	500,000	0
Payments on term loan	(200,000)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,167,555	1,718,184

Net increase in cash and cash equivalents	1,318,994	551,322

Cash and cash equivalents at beginning of period	166,323	297,356

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,485,317	$ 848,678

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:
Interest (net of capitalized interest)	$ 197,066	$ 152,329
Income taxes (net of refunds)	$ 0	$ 0

The accompanying notes are an integral part of these financial statements. Page 5 of 15

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein in the Company’s Annual Report for the year ended May 31, 2001.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the interim periods presented.

Certain amounts in the February 25, 2001 financial statements have been reclassified to conform to the February 24, 2002 presentation.

NOTE 2 – May 31, 2001

The balance sheet at May 31, 2001 has been condensed from the audited financial statements of that date.

NOTE 3 – SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operation of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenue during the Company’s main periods of business. The Company also generates revenues from the sale of real estate that is ongoing throughout the fiscal year. Therefore, the results of operations for the interim and year-to-date periods ended February 24, 2002 and February 25, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 – LEGAL PROCEEDINGS AND CONTINGENCIES

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

NOTE 5 – NOTES PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association. The agreement provides for a $9,750,000 revolving reducing line of credit, which matures on June 1, 2008. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each
June 1, the amount available under the line reduces by $750,000. At February 24, 2002, $692,500 was unused and available under the $7,500,000 instrument. At February 25, 2001 $4,303,480 was unused of the $8,250,000 then available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE (CONTINUED)

The Company entered into a term loan agreement with Bank of America for $1,875,000. The loan has a three-year term with interest only payable monthly at or below Bank of America’s prime rate. The proceeds from this loan were used as a portion of the purchase price of the 100-acre tract of land acquired during the first quarter of the current fiscal year adjacent to the Company’s northern boundary. The balance of the loan as of February 24, 2002 was $668,055.

During the third quarter of this fiscal year, the Company purchased 120 acres adjacent to the Company’s eastern boundary for $2,040,000. The purchase was funded by the company borrowing $1,428,000 from Whitefish Credit Union, a related party. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January beginning with January 1, 2003. This loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The seller also provided financing through a three-month short-term note for $500,000 at a rate of 8% per annum. Principal and the interest accruing is due March, 2002.

NOTE 6 – BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the sale of real estate. Financial information by industry segment for the third quarter and year-to-date for 2002 and 2001 is summarized as follows:

	Ski Area	Real Estate	Consolidated
Third Quarter

Quarter Ended 2/24/02
Total revenue	$ 6,293,738	$ 313,776	$ 6,607,514
Operating profit	$ 2,056,851	$ 16,527	$ 2,073,378
Depreciation and amortization	$ 868,164	$ 5,089	$ 873,253
Identifiable assets	$ 21,392,603	$ 3,073,654	$ 24,466,257
Capital expenditures	$ 3,149,346	$ 0	$ 3,149,346

Quarter Ended 2/25/01
Total revenue	$ 4,693,751	$ 1,213,677	$ 5,907,428
Operating profit	$ 750,435	$ 965,271	$ 1,715,706
Depreciation and amortization	$ 882,766	$ 7,160	$ 889,926
Identifiable assets	$ 14,459,734	$ 2,820,322	$ 17,280,056
Capital expenditures	$ 939,217	$ 0	$ 939,217

6/1/01 to 2/24/02
Total revenue	$ 7,782,831	$ 1,215,893	$ 8,998,724
Operating profit	$ (81,351)	$ 346,041	$ 264,690
Depreciation and amortization	$ 891,994	$ 16,963	$ 908,957
Identifiable assets	$ 21,392,603	$ 3,073,654	$ 24,466,257
Capital expenditures	$ 5,726,639	$ 0	$ 5,726,639

6/1/00 to 2/25/01
Total revenue	$ 6,713,427	$ 2,186,840	$ 8,900,267
Operating profit (loss)	$ (429,449)	$ 833,145	$ 403,696
Depreciation and amortization	$ 898,488	$ 18,608	$ 917,096
Identifiable assets	$ 14,459,734	$ 2,820,322	$ 17,280,056
Capital expenditures	$ 1,812,814	$ 0	$ 1,812,814

Page 7 of 15

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN LLCs

The Company’s subsidiary, Big Mountain Development Corporation has become a member of two limited liability companies, Northern Lights LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-today operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. Condensed financial information of the LLCs are as follows:

COMBINED BALANCE SHEET

COMBINED ASSETS
Land held for development and sale	$ 2,938,458
Cash	307,348
Other Assets	58,375

$ 3,304,181

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$ 2,710,569
Equity	593,612

$ 3,304,181

COMBINED STATEMENT OF INCOME

Net Income from sales	$ 592,000

NOTE 8 – PRIOR PERIOD ADJUSTMENT

It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenue during the Company’s main periods of business. In the third quarter of fiscal year 2002, the Company complied with this practice and transferred the portion of capital assets ready to be placed in service, from construction in progress to property and equipment, and began depreciating those assets. In the prior year this transfer took place during the fourth quarter. The financial statements as of and for the third quarter ended February 25, 2001 have been restated to comply with this practice resulting in a decrease of previously reported net income and retained earnings of $30,534(net of applicable income taxes of $20,356) and a decrease in earnings per common share of $.03.

WINTER SPORTS, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Period 6/1/01 to 2/24/02	For the Period 6/1/00 to 2/25/01
Gross Revenue	$ 8,998,724	$ 8,900,267

Net Income	$ 962,646	$ 124,383

Income per Common Share	$ .97	$ .12

Total Assets	$ 24,466,257	$ 17,280,056

Long-Term Debt	$ 8,903,555	$ 3,946,520

RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the third quarter were $6,607,514, an increase of $700,086 or 11.9% from the same quarter of the prior year. The increase is due primarily to an increase in Lodging revenue from $102,147 in the third quarter of last year to $564,936 during the third quarter this year, an increase of 453%. This increase is due to the acquisition of an existing property management business in the resort area. This more than doubled the number of units now managed by the Company. Accompanying the increase in Lodging revenue, the Company also experienced an increase in Lift revenue of 7.3% over the same time last year. The Company experienced a decrease of $50,435 in Equipment Rental & Repair over the same quarter last year. The decrease in revenues is a result of lower than normal snowfall experienced at the Resort during the first weeks of the ski season, in which the resort delayed its opening by 10 days. Although Lift revenue is greater this quarter compared to last quarter, the resort is seeing a residual effect of the September 11, 2001 event in that skier visits appear to be largely local and regional destination visitors. The distant destination visitors do not appear to be visiting the resort in as great of numbers due to the changes in traveler behavior.

During the second quarter of this fiscal year the Company began receiving fees from the Northern Lights LLC and Moose Run II LLC, from sales of their real estate which are designated for expenditures related to the planning of a conference center. These fees totaled $229,016 during this quarter and are classified in Lease, management & other fees. The Company expects to receive fees of this nature from time to time during the remaining portion of the fiscal year.

Real estate sales for the Company’s subsidiary increased slightly over the third quarter of last year. Sales were $268,000 during the third quarter of this year compared to $232,000 at this time last year.

Year to date revenue, as of February 24, 2002 was $8,998,724, a 1% increase over last year at the same time. The Company adjusted its marketing plans to respond to the changes in the behavior of the resort visitor, by directing efforts in the regional markets. By doing this, the Company feels it helped to mitigate the effects of September 11.

Operating Costs and Expenses

Total operating costs and expenses increased by $342,414 (8.2%) from the same quarter of the previous year. The increase was due to increased costs associated with the purchase of the existing property management business during the last quarter of fiscal year 2001. Cost of Real Estate Sales increased from $204,612 during the quarter ending February 25, 2001 to $239,832 for the quarter ending February 24, 2002. This was due to the sale of a larger condominium unit this quarter compared to last year at this time, which had a higher cost of sales.

Year to date operating costs and expenses have increased 3% or $237,463. A increase in Payroll & related expenses due to the acquisition of the property management entity and the additional individuals who were hired at the time of purchase.

Other Income and Expense

Interest expense for the quarter ended February 24, 2002 was $111,461; an increase of $27,567 or 32.9% higher than the third quarter of last year. Interest expense increased by $73,008 or 35.6% over the first three quarters of the current fiscal year. These increases are due to higher levels of borrowing by the Company due to the purchase of two significant pieces of land adjacent to the Company’s boundaries.

The Company recognized a portion of the gain on the sale of land during this quarter in the amount of $1,149,361. The Company sold approximately 16 acres during the first quarter of this fiscal year. The Company is recognizing the gain on the sale of the land under the Cost Recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the second quarter of this year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received.

The Company’s subsidiary is a member of Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. As of February 24, 2002, The Company’s subsidiary has recognized income of $355,200, which is found on the Income Statement labeled, “Equity in Earnings-LLCs”.

Other income, year-to-date for fiscal year 2002, reflect revenues earned from sales of timber on the Company’s base area lands. The revenue received is of a one-time nature, as the Company does not expect to harvest any more timber in the near future.

Net Income

The third quarter net income of $2,116,666 was $1,136,979 or 186.2% more than the same quarter last year. The year to date net income of $962,646 was $838,263 more than during the same time period last year. This was due to recognizing the gain on the sale of land on the Cost Recovery method and the income recognized from the investment in the limited liability companies.

The Company’s main periods of business occur mostly in its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company’s business, results in any one quarter are not necessarily indicative of the results for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter of 2002 was $(141,537). This represents an increase of $109,160 from the end of the same quarter last year. The increase is primarily due to increases in cash and inventory compared to the end of the same quarter last year.

Total liabilities of $14,203,815 represent 138.4% of stockholders’ equity at February 24, 2002 compared to $7,846,549 or 83% of stockholders’ equity at February 25, 2001.

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement that provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $9.75 million agreement reduces available capacity by $750,000 each June 1. At February 24, 2002, there was $6,807,500 outstanding on the available line of credit of $7,500,000.

The Company entered into a three-year term loan agreement for $1,875,000 with Bank of America to fund the purchase of 100 acres of land adjacent to the Company’s northern boundary. At the end of the third quarter $668,055 remained to be paid on this note. The Company expects to pay the remaining balance from proceeds to be received from the sale of 16 acres, during the fourth quarter of this fiscal year.

The Company purchased 120 acres of land adjacent to the Company’s eastern boundary. This purchase was funded through a five-year term loan with the Whitefish Credit Union. Under the terms of this note, the Company will make a yearly payment of $125,000 with a balloon payment on January 1, 2007. The interest rate is Wall Street Prime plus 1%, with an annual adjustment. The seller also provided financing through a three-month short-term note in the amount of $500,000. Interest at the rate of 8% per annum and principal are due at the end of March, 2002. Subsequent to the end of the third quarter, the Company paid the $500,000 note plus interest. The Company also entered into an option agreement with the seller for an additional 180 acres adjacent to the purchased land. During the third quarter, the Company made its first option payment. The term of the option is four years, with option payments at varying times. The price of the land is a specified price and may be divided into not more than three separate parcels.

Due to the seasonality of the business, liquidity varies. The first half of the fiscal year is a time when capital improvements to the resort normally take place. The summer season generates visitors, but not with the same level of consumer spending. Liquidity levels are lower at this point. The second half of the fiscal year is a time of high liquidity. The resort experiences a higher visitor level with a higher level of consumer spending. During the second half of the fiscal year, debt levels incurred during the first half are reduced. The Company is working towards increasing the level of visitors to the resort during the summer and shoulder seasons to make this a year round resort. A conference center is being analyzed as well as activities appealing to all age groups and ability levels. In this way the Company will be able to attract more visitors, who spend more time at the resort. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

The Company’s Board of Directors authorized a stock repurchase program on May 19, 2000. Under this program the Company could repurchase up to 40,000 shares of the Company’s outstanding common stock at prevailing market prices from time to time over a six to eight month time period. On December 20, 2000 the Board of Directors extended this program for an additional six months. The program ended in June, 2001. The Company repurchased a total of 19,700 shares under this program.

The Company will adopt FASB 142 at the beginning of the next fiscal year, June 1, 2002. Under this FASB, goodwill will no longer be permitted to be amortized. Instead, goodwill and other intangibles will be subject to an annual test for impairment of value. The Company does not expect this statement to have a material effect on its financial statements as presented.

Subsequent to the end of the third quarter of fiscal year 2002, the Company is expecting to sell .75 of an acre of land to a Hines Resorts entity for the purposes of developing a condominium building in the village core. The Company expects to recognize the gain on the sale of this parcel of land using the cost recovery method as with other parcels of land it has sold during this fiscal year. It is expected that this condominium project will contain 49 condominium units of varying size. It will also contain over 10,000 square feet of retail space. The Company expects to purchase this retail space once the project is complete and lease the space to a varying mix of tenants. The project is expected to break ground, once approvals are obtained in the spring and be completed in the fall or early winter of 2003. Sales of this nature will occur based on not only the prevailing economic climate, but also based on a detailed plan presented to management and the Board of Directors by Hines Resorts as to the proposed development envisioned.

The Company’s Board of Directors has directed management to begin the planning process for a proposed conference center to be built in the village core. The planning process is to include detailed design documents to allow conferences and meetings to accommodate 500 attendees, as well as detailed operating plans. Once these documents have been prepared and financing negotiated, the board will evaluate the viability of this project and the potential revenue it could generate for the Company.

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

No reports on Form 8-K were filed during the third quarter

Amendment # 10 attached

Page 13 of 15

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. —————————————— (Registrant)

Date: April 8, 2002	/s/ Michael Collins —————————————— Michael Collins President and Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2002	/s/ Jami M. Phillips —————————————— Jami M. Phillips Chief Financial Officer and Treasurer (Principal Financial Officer)

Page 14 of 15

TENTH AMENDMENT

TO THE AMENDED BY-LAWS OF WINTER SPORTS, INC.

Article II, Section 1, is hereby amended to read as follows:

     Section 1. Annual Meeting. The annual meeting of the shareholders of the Corporation shall be held at the principal office of the Corporation, Big Mountain, Whitefish, Montana, or at such other place within the Whitefish, Montana, area, as shall be designated by the Board of Directors from time to time.

     The meeting shall be held on the third Tuesday of October of each year at 5:45 p.m., or on such other date and at such other time as shall be designated by the Board of Directors from time to time. If the date fixed for the annual meeting shall be a legal holiday in the State of Montana, such meeting shall be held on the next succeeding business day. This meeting shall be for the election of directors and for the transaction of such other business as may properly come before the meeting. If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be, subject to the notice provisions of the statutes of the State of Montana applicable thereto.

     Nominations for election to the Board of Directors may be made by the Board of Directors or by a Nominating Committee appointed by the Board of Directors for that purpose, or by any shareholder of common stock of the Corporation entitled to vote for the election of Directors. Nominations, other than those made by or on behalf of the Board of Directors, either by the Board of Directors or by the Nominating Committee appointed by the Board of Directors, shall be made in writing and shall be delivered or mailed to the President of the Corporation, not less than thirty (30) days nor more than sixty (60) days prior to any meeting of shareholders called for the election of Directors; provided however, that if less than twenty (20) days’ notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation not later than the close of business on the fifth day following the day on which the notice of meeting was mailed. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of such nominee; (c) the name and resident address of the notifying shareholder, and (d) the number of shares of common stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee. This provision does not prohibit nor prevent write-in votes by stockholders entitled to vote at the election of directors for candidates of their choice.

     This amendment was adopted by the Board of Directors of Winter Sports, Inc. at a Director’s meeting held the 21st day of March, 2002.

/s/ Sandra K. Unger, Secretary

Attest: /s/ Michael J. Collins, President