Form 10KSB
period 2002-05-31
WINTER SPORTS INC /NEW
filed 2002-08-29
CIK 803003

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-KSB

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2002, or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes |X|    No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant’s revenues in its most recent fiscal year were $13,042,182.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 16, 2002 was $15,324,354. As of August 16, 2002, the number of shares outstanding of the registrant’s common stock, no par value, was 988,668.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB	Incorporated Document

Part III, Item 9, Item 10 Item 11, Item 12	Proxy Statement dated September 20, 2002 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 15, 2002.

Total number of pages, including cover page 36 Exhibit Index - page 34 1
WINTER SPORTS, INC. Form 10-KSB Table of Contents

Page

Part I

Item 1 - Business	3

Item 2 - Properties	5

Item 3 - Legal Proceedings	7

Item 4 - Submission of Matters to a Vote of Security Holders	7

Part II

Item 5 - Market for Common Stock and Related Stockholder Matters	8

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 7 - Financial Statements	16

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32

Part III

Item 9 - Directors and Executive Officers of the Registrant	33

Item 10 - Executive Compensation	33

Item 11 - Security Ownership of Certain Beneficial Owners and Management	33

Item 12 - Certain Relationships and Related Transactions	33

Part IV

Item 13 - Exhibits and Reports on Form 8-K	33

Exhibit Index	33

Exhibits	35

Signatures	34

2

Part I

Item 1. Business

Winter Sports, Inc. d/b/a Big Mountain Resort (the “Company” or “Big Mountain”), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the “Forest Service”). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, ancillary services, management agreements and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment with the creation of Big Mountain Development Corporation. The Company owns approximately 860 acres in and around its base area which is available for resort activities as well as commercial and residential development.

The ski facilities include nine chairlifts and two T-bar lifts, which service approximately 45 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (retail) located at the summit of the mountain and the Outpost (ski shop and skier services operation) at the lower village near the lower parking lots. The Company also operates a property management business. The Company has leased to concessionaires food and beverage operations, a day-care center, a photography shop, a snowmobile operation and sleigh and wagon rides. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 42.2%, 33.26% and 30.44% of total revenues in 2001/02, 2000/01 and 1999/00, respectively. The Company has an all beverage liquor license and is designated as a “resort area” for the issuance of additional resort retail liquor licenses.

The Company operates its facilities for skiing and related winter activities from approximately mid-November until the following mid-April of each year. During the ski season, the Company’s facilities are operated seven days a week. For more than 50 years, Big Mountain has averaged approximately 140 days of skiing operations annually. A snowmaking system and improved grooming equipment and technology have lessened the reliance on natural snowfall in recent years; however, sufficient snowfall to operate the lifts and slopes remains a primary consideration.

The Company also operates on a limited basis from early June through early October. The summer operation consists of a chairlift/gondola ride to the summit for sightseeing, hiking, biking, rental and retail, hotel and recreational facilities and activities.

The Company’s business is primarily seasonal. A significant portion of its gross revenue is derived during the winter ski season. Real estate sales have occurred on a year-round basis in the past. The Company maintains a year-round staff of approximately 80 employees. During the peak ski season, approximately 450 persons are employed. During the limited summer operations, approximately 130 persons are employed.

Located at or near the base area and on the access road to Big Mountain are privately owned condominium developments and a number of private homes and town homes, many of which are available for public rental. Other accommodations are available in the Flathead Valley. The Resort is served by an all weather secondary highway. Glacier Park International Airport, located in Kalispell, MT, is 20 miles from the village core.

The ski resort business is highly competitive. The success of Big Mountain’s business is predicated on skiing, which is affected by weather and other factors, such as the economy, cost and availability of transportation, the effects of September 11, 2001 and any related events and the Canadian exchange rate. The profitability and growth of Big Mountain’s ski operation is largely determined by the number of skiers attracted to the area. The Company believes that its principal competition for skiers comes from other destination resorts throughout the western United States and western Canada. Some of the ski resorts continuing to be competitive with Big Mountain are Whistler-Blackcomb in British Columbia, Sun Valley and Schweitzer Basin in Idaho and Big Sky of Montana. In addition, Canadian ski resorts such as Lake Louise and Sunshine in Banff are considered strong competition. The Company also experiences competition from a number of smaller regional ski areas, but believes it has a competitive advantage over them because of the greater variety of skiing it offers, its larger facilities, the length of its season and its extensive snowmaking and grooming operations.

The land occupied by the Summit House and the Company’s lift sites are subject to a 38-year term, special-use permit from the Forest Service expiring December 31, 2038, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on certain income. Such rates are adjustable every year. The current rate is 1.96% of applicable revenues. Payments for fiscal year 2002 were $95,319. Payments in 2001 and 2000 were $91,596 and $117,654, respectively.

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

The Company had three wholly owned subsidiaries. Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties. Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and real estate activities of certain land parcels owned by the Company. Big Mountain Resort Reservations was created in 1996 to provide reservation services for on-mountain lodging properties. The Company dissolved this entity during fiscal year 2001 due to no activity.

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

In the winter of 1947, the Company opened a T-Bar lift, ski slopes, day facilities and parking lots for use by the public. Since 1947, chairlifts, ski slopes, trails, a cross-country course, dining and lodging accommodations were added periodically.

During 1992-93, the Village Lift, a fixed-grip quad chairlift, was constructed. Other additions included parking lots, two Alpinglow Inn condominium units, a bus, improvements to buildings, land, trails and roads, and snowmaking. Real estate lots began to sell in 1993. During 1993-94, the Company built a new lower village day lodge facility of approximately 8,900 square feet. The facility contains a cafeteria, ski rental and retail shop, ski patrol facilities and ticket office. Four town homes were constructed for sale. Facility improvement projects in 1994-95 included hotel residing, grading of the road to the Outpost Building, fabrication of a village stairway, completion of 14 additional single-family lots, and the addition of a real estate sales building. Improvements in 1995-96 included paving of the road to the Outpost Building, remodeling of the rental and retail facility in the base area, extension of the upper terminal of Chair #6 to improve access to the village, and an additional pumping station for the snowmaking reservoir. Improvements in 1996-97 included an eight-mile mountain bike trail from the summit to the base area, the purchase of two guest shuttle vans and the acquisition of a vehicle for road sanding. During the year, the Company also completed 14 additional single-family lots in Sunrise Ridge.

In 1997-98 the Company replaced Chair 7, a fixed–grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed which transports guests to the top of the Company’s tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year, Big Mountain Development Corporation began construction of a 52,000 square foot mixed-use condominium project at the entrance of the Company’s core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners’ lounge and lobby, and five commercial condominium units.

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

In fiscal year 2000, the Company remodeled its guest services building, completed a turnaround at the entrance of the base area village, replaced approximately 33% of its rental inventory of skis, snowboards and related items. The Company also installed a fiber optic backbone and T-1 line to enhance communications throughout the Company.

For the fiscal year ending May 31, 2001, the Company implemented an integrated resort-wide ticketing software package. This has allowed the Company to achieve better demographics of the guest at the resort as well as give the Company the opportunity to provide a more seamless experience for the guest. The Company also installed a new T-Bar lift which gives access to approximately 20 acres of new terrain on the eastside of the mountain. Improvements were made to the Hibernation House, an economy hotel-like property owned by the Company. Three units were purchased in the Alpinglow condominium building in the village core. These units will be placed in the rental pool. A new groomer was added to the existing fleet as well as replacement of some of the computers, rental inventory, and vehicles. The Company also invested in new activities for the guest to enjoy while visiting the mountain throughout the year. A mechanical bull was added to one of the concessionaire’s facilities; archery, new mountain bike trails as well as Thrill Sleds were added.

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

On May 1, 2001, the Company purchased an existing property management company which managed properties adjacent to and in the village core. The Company entered into a non-compete agreement with the former owners. The Company also retained one of the former owners in the role of a consultant for a period of one year from the date of sale. The Company plans to continue operating the business as it had been in the past. With this acquisition, the Company performs property management services for approximately 200 properties in the village area.

During the past fiscal year, the Company added a 2500 square foot meeting room to the Outpost facility. This room allows an additional potential for group bookings. The Company began an expansion of its snowmaking capability along the Chair 2 ski trails. The Company expects to complete this project during the current fiscal year with the completion of a seven million gallon reservoir near the upper terminal. The Company also installed a triple chairlift, which services the beginner terrain for skiers and snowboarders just learning their respective sport. This lift replaced an old platter lift located at the site. The chairlift allowed the Company to expand the beginner terrain available.

Toward the end of fiscal year 2002, the Company began development of a new activity called Walk in the Tree Tops. This activity is a half day activity in which the participant embarks on a guided tour to learn about plants, trees and wildlife while suspended in the air. This adventure also provides some spectacular views of the mountain and valley, previously not seen before. This activity is the first in a series of new activities the Company is planning to phase in over the next five years. It is hoped that these activities will appeal to the guests and provide new ways of enjoying their time at the resort.

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits. All of the Company’s ski resort assets are encumbered to secure the Company’s line of credit. See Note 6 of the “Notes to Consolidated Financial Statements”.

The lengths and capacities of the Company’s ski lifts are as follows:

Lifts	Type	Number *	Vertical Rise	Rides/Hour

Glacier Chaser	Quad Chair	#1	2,088 ft.	2,400
Swift Creek	Double Chair	#2	1,116 ft.	950
Tenderfoot	Triple Chair	#3	434 ft.	1,070
Great Northern	Triple Chair	#4	1,360 ft.	1,575
Glacier View	Triple Chair	#5	840 ft.	1,800
Village Lift	Quad Chair	#6	280 ft.	1,500
Big Creek Express	Quad Chair	#7	1,216 ft.	1,800
Hellroaring	Triple Chair	#11	1,281 ft.	1,800
Easy Rider	Triple Chair		139 ft.	1,800
T-Bar #1	T-bar		572 ft.	925
T-Bar #2	T-Bar		400 ft.	855
Powder Puff	Rope Tow		25 ft.	900

*	Chair numbers refer to numbers assigned in The Big Mountain’s Resort Area Master Plan.

The Company’s major buildings are as follows:

	Square Footage

Building	Floor	Deck

Ski Lodge	17,494	3,500
Chalet	11,428	1,080
Alpine Lodge	10,272
Bierstube	3,860	2,000
Big Mountain Ski Shop	8,928
Hibernation House	15,360
Summit House	14,400	2,920
Ski Hut	896
Maintenance Building	5,250
Warehouse and Maintenance Building	15,360
Ticket Sales Building	850
Barn	1,800
Maintenance Shop on mountaintop	1,800
Outpost Building	11,404
Marketing Building	1,440
Kintla Lodge Retail Space	6,526
Sherpa Pool	2,850
GVPM Office building	3,892

Item 3. Legal Proceedings

The information appearing in Note 14 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2002.

Part II

Item 5. Market for Common Stock and Related Stockholder Matters

The Company’s common stock is currently traded on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol “WSKI”. The Company has been investigating the options available once the Over The Counter Electronic Bulletin Board is replaced during calendar year 2003.

The following table sets forth the range of quarterly high and low bid quotations for the Company’s common stock for the last two fiscal years. High and low bid quotations have been supplied by D. A. Davidson & Co., Inc., a registered broker-dealer. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	2002		2001

Quarter	High	Low	High	Low

1st	19.50	13.00	9.50	7.50
2nd	20.50	15.00	12.00	9.25
3rd	19.00	16.00	23.00	10.00
4th	18.00	15.00	24.00	16.00

No cash dividends have been paid on the Company’s common stock since 1984. The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America National Trust and Savings Association and the Company. These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Bank.

The Company’s Board of Directors authorized a stock repurchase program on May 19, 2000. Under this program the Company could repurchase up to 40,000 shares of the Company’s outstanding common stock at prevailing market prices from time to time over the next six to eight months. The Board of Directors renewed this program on December 20, 2000 for an additional six month time period. The program ended June 19, 2001. The Company repurchased 19,700 shares under this program.

The approximate number of shareholders of record for the Company’s common stock as of August 16, 2002 was 719.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact contained herein constitute “Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as “anticipate,” “assume,” “believe,” “expect,” “intend,” “plan,” and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company’s documents filed by the Company with the Securities Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company is recognizing any gain on the sale of these parcels under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale. The Company chose this method as the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity. One of the Company’s subsidiaries has invested in two LLCs. Revenue from these entities is being recognized under the equity method. The Company’s subsidiary does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLC. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

RESULTS OF OPERATIONS

Revenues

In 2002 consolidated revenues remained relatively the same overall as in 2001. The Company saw an increase of 38.4% in Lease, Management and other fees due to the increase in units that the Company manages under its expanded property management department. During May, 2001, the Company purchased an existing property management company at the Resort which increased the number of units managed to approximately 200. The Company expects this trend to continue as it continues to find efficiencies in managing more units as well as increasing the number of units due to continued construction and development in the Resort and the surrounding lands. Lodging revenue at the Company’s economy hotel property remained relatively the same as last year, while Equipment rental and repair saw a 5% decrease from 2001. Retail experienced an increase of 40.2% over last year. This was due in part to additional retail facilities located at the Outpost facility and also the acquisition of a small retail facility during the time the property management business was acquired.

Skier visits increased by over 14,000 or 5% in 2002. During the fiscal years ending May 31, 2002, 2001 and 2000, the Company offered for a limited time a discounted season pass program. The Company felt the effects of September 11, 2001 through the change in traveler behavior. The Resort saw more local and regional skiers and fewer destination skiers. Destination skiers tend to stay in lodging at the Resort, rent equipment and take lessons to learn their sport. The Company by seeing an increase in skier visitation and lower percentage revenue overall, believes that the type of skier had changed from 2001 to 2002. This was further validated through the use of the integrated ticketing system the Company purchased a year ago, which tracks the type of skier visits seen at the Resort. The system reported more season pass holder visits and a higher percentage of overall skier visits than the first year of using the system. The Company is using this information to market the products available at the Resort effectively. The Company saw improvement in its Canadian markets over last year, but the weakness of the Canadian dollar still contributes to lower visits than were previously experienced. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company’s four major markets are: the local drive market, the Pacific Northwest, the Midwest and Canada. The Company plans to continue expanding its marketing programs in all of its markets.

In 2001 consolidated revenues decreased by $2,271,615 or 15%. The decrease is primarily due to the decrease in real estate sales of $1,523,206 or 32% from 2000 to 2001. A decrease in lift revenue of $420,933 or 7.26% from 2000 to 2001 also contributed to the decrease in revenues. The reduction in available town home lots as well as no available single-family lots caused the reduction in revenues. Revenue from Lease, Management and other fees increased by $37,220 or 1.65%. The increase was due to increased reservations and property management fees. Revenue from Equipment rental and repair decreased by 8.16% or $63,333 due to decreased skier visitation during that ski season.

Skier visits decreased by 34,543 or 12% in 2001 due primarily to poor snow conditions during the first half of the ski season.

Operating Cost & Expenses

Operating costs and expenses in 2002 were $12,766,645 compared to $12,649,483 in 2001. The $117,162 or 1% increase was primarily attributable to the decrease in Cost of real estate sales coupled with an increase in Payroll and related expenses due to the acquisition of the property management business at the end of last fiscal year. The decrease in Direct expenses – lifts is due to the Company actively managing the timing of operations of lifts during the early ski season as well as during lower visitation periods. The Resort is able to enjoy excess lift rider capacity and is able to operate some lifts on an as needed basis. The Company anticipates continuing to utilize a staggered opening of its available lifts during the early ski season. General and administrative costs increased by 24% or $225,680 partially as a result of an increase in its insurance costs. Most companies have experienced an increase in insurance premiums as a result of September 11. The ski industry is also experiencing an increase in premiums due to the level of claims insurance carriers have seen related to terrain park and half-pipe injuries. The Company is actively working with its insurance provider to see what can be done to minimize the effect of even more premium increases. The Company expects, due to the insurance market overall, another increase in premiums during the current fiscal year.

Interest Income/Expense and Other Income/Expense

Interest income in 2002 was $203,317. This income was earned from a note receivable related to the sale of 16 acres earlier in the fiscal year.

In 2002, interest expense was $489,287 compared to $287,388 in 2001, a 70.3% increase. The increase was due to a higher level of debt during the fiscal year. The Company purchased 120 acres of land adjacent to the Company’s eastern boundary. The purchase was funded with a five-year term loan at Wall Street Prime plus 1% during the third quarter of the Company’s fiscal year. The Company’s line of credit with Bank of America remained relatively the same at May 31, 2002 as it was at the same time last year. Capitalized interest during 2002 was $15,232 compared to no capitalized interest in 2001.

The Company recognized a portion of the gain on the sale of land during this fiscal year in the amount of $2,368,737. The Company sold approximately 16 acres during the first quarter of this fiscal year. The Company is recognizing the gain on the sale of the land under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received. The Company expects this to continue through the second quarter of the current fiscal year.

The Company’s subsidiary is a member of Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. Each LLC undergoes an independent financial audit of its transactions. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. The Company’s subsidiary has recognized income of $182,302 this year, which is found on the Income Statement labeled, “Equity in Earnings-LLCs”.

Other income (expenses) increased to $95,514 in 2002 compared to $19,992 in 2001. This is due to income received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company’s property where the landowner would have egress. It was previously unclear when and if this would be collected as well as what the actual dollar amount that the landowner would be liable for. During 2002, the Company collected $243,505. This type of revenue is not expected in the future.

Also included in Other income (expenses) are amounts which were incurred during the planning of installing another chair lift on the mountain. The Board of Directors and management incurred costs of $105,670 during this planning and subsequently decided not to install the lift. This decision was made as the current lift capacity is not close to reaching its upper limit. It was decided the Company could benefit from a different use of the capital it would have taken to install this lift. The Company also expensed the Environmental Impact Statement (EIS) of $57,306 as it was determined that the useful life of the Statement had expired.

During 2000, the Company received $124,908 from the sale of timber that was selectively thinned from the Company’s land holdings, which began in 1999.

During 2001, interest expense was $287,388 compared to $388,766 in 2000, a 26.1% decrease. The decrease was the result of a lower level of debt throughout most of fiscal year 2001 on the Company’s operating line of credit as well as lower interest rates.

Big Mountain Development Corporation charged against income during 2000, $193,043 of Construction in progress costs related to planning that are not expected to be utilized within the foreseeable future.

Income Taxes and Net Income

The pre-tax net income in 2002 was $2,636,120 compared to pre-tax net loss of ($15,028) in 2001. The income tax expense generated from the pre-tax net income in 2002 was $1,037,603, producing an effective tax rate of 39% compared to an effective tax benefit of (38%) in 2001.

Net income in 2002 was $1,598,517 or $1.62 per common share up from ($9,328) or ($.01) per common share in 2001.

The pre-tax net loss in 2001 was ($15,028) compared to a pre-tax net income of $2,385,983 in 2000. The income tax benefit generated from the net operating loss in 2001 was ($5,700), producing an effective tax benefit of (38%) compared to an effective tax rate of 37% in 2000.

Net income (loss) in 2001 declined to ($9,328) or ($.01) per common share from $1,497,980 or $1.49 per common share in 2000.

Deferred Taxes

Long term deferred income taxes increased to $2,422,153 in 2002 from $1,392,033 in 2001. The noncurrent deferred tax asset increased by $180,045 to $240,641 in fiscal year 2002 from $60,596 in 2001. As described in Note 8, temporary differences exist in the computation of income for financial and tax-reporting purposes, giving rise to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

At the end of 2002 working capital was ($1,202,471), an increase of $348,059 from May 31, 2001. The increase is primarily due to an increase in the Cash available as well as an increase in Accounts Receivable. The Company realized an increase (although a smaller one) in Accounts Payable and in Deposits and other unearned revenue.

From mid-March through mid-May of the last three fiscal years, the Company has offered a limited time reduced season pass price. The effect of this, is that the Company is able to generate cash flow toward the end of the fiscal year, while it does not recognize the revenue until it is actually earned (as the season pass holder skis). During the last fiscal year, the Company increased the season pass price by 13%, thus generating a higher level of unearned income. The Company expects to continue with this program, although it is expected that the price will probably increase in the coming years.

The Company is seeing a higher level of Accounts Receivable during fiscal year 2002 than in previous years, due to the acquisition of the property management business at the end of last fiscal year. Although the Company is still integrating this area of business with the existing Company, management feels the property management area is a critical component to the growth of the Company. As the village core and surrounding lands are developed, property management is seen as a vehicle to help guests of the Resort have a good experience, on and off the slopes. As such, property management is a critical source of on-going revenue, year round. The Company is actively looking for growth opportunities, such as property management, which are complementary to the Resort business, to successfully operate the Resort on a less seasonal, more year round basis.

Short term liquidity needs for the Company involve funding seasonal working capital requirements and funding our limited 2003 capital expenditure program. Long term, liquidity needs are to fund skiing-related capital improvements. Capital expenditures are funded through the Company’s line of credit with Bank of America. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of the projects, future cash flow availability from Resort operations and future borrowing availability. The Resort is well positioned for the next couple of years and should not have to expend large amounts on mountain improvements. Continued growth of skier visits, revenues and profitability will require periodic capital investment in on-mountain improvements.

Specifically during 2003, the Company is taking a conservative approach to capital expenditures. It plans to complete the seven million gallon reservoir it began last fiscal year in order to have snowmaking along the Chair 2 ski trails. Snowmaking helps, providing temperatures are conducive, to mitigate the weather conditions that impact the Resort during the ski months. A lower level of capital expenditures are also planned during fiscal year 2003, including computer upgrades, equipment rental upgrades and a software package to enhance activity bookings for our guests.

Long-term debt at the end of 2002 increased to $6,013,705 from $4,029,000 at the end of 2001. Long-term debt levels at the end of 2002 and 2001 were 55.2% and 43.3%, respectively, of stockholders’ equity.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America National Trust and Savings Association. The agreement provides for a $9,750,000 revolving, reducing line of credit which matures on May 31, 2008. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $750,000 each June 1st beginning June 1, 1999. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the facility is at or below Bank of America’s reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $2,871,405 of unused funds on the Bank of America line of credit at May 31, 2002.

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during the current fiscal year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified option payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. During fiscal year 2002, the Company made option payments totaling $171,000 which is reflected in Other Assets in Note 5.

The Company will adopt FASB 142 at the beginning of the 2003 fiscal year. Under this FASB, goodwill will no longer be permitted to be amortized. Instead, goodwill and other intangibles will be subject to an annual test for impairment of value. The Company does not expect this statement to have a material effect on its financial statements as presented.

Statement of Financial Accounting Standards No. 143 will be adopted by the Company in the next fiscal year. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. The Company does not expect this statement to have a material effect on its financial statements as presented.

The Company will adopt FASB 144 at the beginning of the 2003 fiscal year. This standard sets forth guidelines for accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not believe this pronouncement will have a material effect on the financial statements as presented.

Subsequent to year-end, the Company sold a .75-acre tract of land to a Hines Resorts entity for the purposes of developing a condominium building in the village core. This was first reported in a previously filed 10Q dated April 5, 2002. Located on this tract of land, was the Company’s marketing department, Big Drift Coffee House and Alpine Lodge, which contained Kiddie Korner and a day lodge with related locker facilities. The Company has moved its marketing department to facilities located near the property management offices. It is expected that Kiddie Korner will operate out of temporary facilities slope side for at least one ski season, until a permanent location is determined. Big Drift moved its building near Chair 1, behind Alpinglow. A new location for the day lodge has not been completely determined as of yet. The plan is to house some vending machines in temporary buildings and to open the additional space in the Outpost for lockers. Kitchen equipment located in the Alpine has either been put in storage, disposed of, or relocated to other facilities. The Company expects to recognize the gain on the sale of this parcel of land using the cost recovery method as with other parcels of land it has sold during this past fiscal year. It is expected that this condominium project will contain 49 condominium units of varying sizes. It will also contain over 10,000 square feet of retail space. The Company expects to purchase this retail space once the project is complete and lease the space to a varying mix of tenants. The project broke ground in June, 2002 and is expected to be completed during early fall of 2003. Land sales of this nature will occur based on a detailed plan presented to management and the Board of Directors and the prevailing economic climate. The proposed development is analyzed for a number of important factors, one of the most important being whether the project is in compliance with the Master Plan for the village core and surrounding area as well as with the vision statement for the Resort.

Also subsequent to year-end, the Company’s subsidiary became a member of Morning Eagle LLC. The subsidiary does not participate in the day-to-day operating activities of this entity, nor does it guarantee any debt of the entity. The manager of the LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from this entity. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 22% of the residual profit generated.

On August 14, 2002, the Company filed Form 8K to announce that the Company’s Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort. The new facility is currently being planned to measure 41,000 square feet, including parking, approximately 27,000 square feet of useable meeting space, and is tentatively scheduled to open the first half of calendar year 2004. Once management secures financing, it will present to the Board a proposed construction schedule, final construction documents and the financing arrangements for their consideration. The location for this center, to be named Crown of the Continent Conference Center, is where the Bierstube is currently located. The Company has investigated moving the Bierstube building, however due to structural constraints, it does not make economic sense to do so. The Company expects the atmosphere of this bar/restaurant to appear again in another location within the next couple of years. This restaurant has had at least two previous locations at the Resort. The Company is looking at varies types of financing currently and is matching potential financing with the expected cash flows which will be generated from the operation of such a facility, both within the facility and the economic impact to the Resort and the Community as a whole. The Company also has a funding mechanism in place in which a portion of lot sales are allocated to assist in the funding of the conference center. The Company will continue to use this funding mechanism as well as others that are currently under investigation.

Item 7. Financial Statements

Index to Consolidated Financial Statements	Page

Independent Auditor’s Report	17

Financial Statements:

Consolidated Balance Sheets as of May 31, 2002 and 2001	18

Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 2002, 2001 and 2000	19

Consolidated Statements of Cash Flow for the Years Ended May 31, 2002, 2001 and 2000	20-21

Notes to Consolidated Financial Statements	22-32

16

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 2002 and 2001, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Jordahl & Sliter PLLC
Kalispell, Montana
July 5, 2002

WINTER SPORTS, INC. CONSOLIDATED BALANCE SHEETS

	May 31

	2002	2001

ASSETS

Current Assets
Cash and cash equivalents	$740,330	$166,323
Accounts receivables (net of reserve for
bad debts of $0 and $24,271, respectively)	451,299	237,251
Accounts receivables - related parties	120,137	27,128
Interest receivable	4,761	0
Income tax refund receivable	154,235	181,684
Current deferred tax asset	30,832	32,593
Inventories	573,773	541,580
Prepaid expenses	247,257	230,538

Total Current Assets	2,322,624	1,417,097

Property and Equipment, at cost	28,930,197	27,943,012
Accumulated depreciation and amortization	(16,253,486)	(14,755,214)

	12,676,711	13,187,798
Construction in progress	721,760	159,328
Land and development costs	6,273,075	2,516,025

Net Property and Equipment	19,671,546	15,863,151

Investment in LLCs	182,322	0

Other Assets	682,773	408,207

TOTAL ASSETS	$22,859,265	$17,688,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$626,949	$441,811
Accounts payable - related parties	8,460	6,233
Employee compensation and related expenses	304,555	221,278
Taxes other than payroll and income	96,976	99,328
Interest payable	43,032	0
Short-term debt	42,890	201,971
Deposits and other unearned income	2,399,040	1,983,933
Other current liabilities	3,193	13,073

Total current liabilities	3,525,095	2,967,627
Long-term debt	6,013,705	4,029,000
Deferred income taxes	2,422,153	1,392,033

Total Liabilities	11,960,953	8,388,660

Stockholders’ Equity
Common stock (5,000,000 shares authorized;
988,668 shares outstanding in 2002 and 2001)	3,887,676	3,887,676
Retained earnings	7,010,636	5,412,119

Total stockholders’ equity	10,898,312	9,299,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,859,265	$17,688,455

The accompanying notes are an integral part of these financial statements. 18
WINTER SPORTS, INC. CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Year Ending May 31,
	2002	2001	2000

Revenue
Lifts	$5,535,558	$5,377,664	$5,798,597
Food, beverage and retail	1,117,510	797,353	1,086,492
Equipment rental and repair	677,293	713,079	776,412
Lodging	275,701	252,231	262,178
Lease, management and other fees	3,177,949	2,296,173	2,258,953
Lease, management and other fees - related parties	253,985	231,817	234,095
Real estate sales	2,004,186	3,233,534	4,756,740

Total Revenue	13,042,182	12,901,851	15,173,467

Operating Costs & Expenses
Direct expenses - lifts	2,099,086	2,163,647	1,722,651
Depreciation expense - lifts	886,164	875,657	768,091
Cost of food, beverage and retail	760,055	516,957	546,076
Cost of real estate sales	908,430	1,595,213	1,984,217
Payroll and related expenses	3,474,450	2,975,356	2,926,134
Direct expenses	1,670,735	1,783,222	1,608,227
Direct expenses - related parties	30,748	84,825	37,449
Marketing	1,022,938	1,030,007	1,115,104
Marketing - related parties	(1,014)	1,600	0
Depreciation and amortization	753,103	639,136	630,067
General and administrative	1,168,147	942,467	940,411
General and administrative - related parties	(6,197)	41,396	17,941

Total Operating Costs & Expenses	12,766,645	12,649,483	12,296,368

Operating Income	275,537	252,368	2,877,099

Other Income (Expense)
Interest income	203,317	0	4,532
Interest expense	(489,287)	(287,388)	(388,766)
Sale of land	2,441,315	0	0
Unrecognized gross profit on land sale	(2,441,188)	0	0
Cost of land sale	(127)	0	0
Gain on land sale	2,368,737	0	0
Equity in Earnings-LLCs	182,302	0	0
Other income (expense)	95,514	19,992	(106,882)

Total Other Income (Expense)	2,360,583	(267,396)	(491,116)

Income (Loss) before income taxes	2,636,120	(15,028)	2,385,983
Provision for (Recovery of) income taxes	1,037,603	(5,700)	888,003

Net Income (Loss)	1,598,517	(9,328)	1,497,980

Retained earnings - beginning of year	5,412,119	5,421,447	3,923,467

Retained earnings - end of year	$7,010,636	$5,412,119	$5,421,447

Earnings (Loss) per common share	$1.62	$(.01)	$1.49

Weighted average shares outstanding	988,688	995,344	1,008,368

The accompanying notes are an integral part of these financial statements 19
WINTER SPORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending May 31,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,598,517	$(9,328)	$1,497,980

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,632,268	1,510,482	1,398,158
Increase (decrease) in deferred income taxes	851,836	(69,016)	107,287
(Gain) loss on disposition of assets	(2,212)	(18,860)	50,636
(Gain) on sale of land	(2,368,737)	0	0
Bad debt expense (net of recovery)	0	0	(4,413)
Equity in Earnings - LLCs	(182,302)	0	0
Write-off of intangible asset	57,306	0	0
Changes in operating assets and liabilities:
Receivables	(311,818)	(161,226)	(2,580)
Refundable income taxes	27,449	8,600	469
Inventories	(32,193)	(134,704)	4,994
Prepaid expenses	(16,719)	(6,830)	5,740
Construction in progress	(535,433)	405,353	(185,364)
Land and development costs	659,761	535,936	1,038,300
Other assets	0	(189,539)	0
Accounts payable	187,365	(417,866)	405,637
Employee compensation and
related expenses	83,277	54,295	(6,319)
Interest payable	43,032	(45,063)	44,537
Taxes other than payroll and
income taxes	(2,352)	(43,112)	(6,624)
Income taxes payable	0	0	(50)
Deposits and other
unearned revenue	415,107	125,020	947,446
Other liabilities	(9,880)	(2,265)	10,386

Total adjustments	495,755	1,551,205	3,808,240

Net cash provided by
operating activities	2,094,272	1,541,877	5,306,220

Cash flows from investing activities:
Proceeds from sale of assets and land	2,386,942	60,822	15,129
Proceeds from redemption of certificate of deposit	0	0	7,125
Option payments	(171,000)	0	0
Property and equipment acquisitions	(1,108,696)	(3,534,396)	(649,853)

Net cash provided by (used in) investing activities	1,107,246	(3,473,574)	(627,599)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,966,460	8,478,201	5,398,884
Payments of long-term debt	(9,593,971)	(6,445,520)	(10,016,281)
Stock Repurchase Plan	0	(232,017)	0

Net cash provided by (used in)
financing activities	(2,627,511)	1,800,664	(4,617,397)

Net increase (decrease) in cash
and cash equivalents	574,007	(131,033)	61,224
Cash and cash equivalents - beginning
of year	166,323	297,356	236,132

Cash and cash equivalents - end
of year	$740,330	$166,323	$297,356

The accompanying notes are an integral part of these financial statements 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

The consolidated financial statements include the amounts of Winter Sports, Inc. and its wholly owned subsidiaries, Big Mountain Water Company, Big Mountain Development Corporation and Big Mountain Resort Reservations. The Company dissolved Big Mountain Resort Reservations during fiscal year 2001, due to no activity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life, or is allocated to lots for sale based upon the relative sales values and is charged to cost of sales as the individual lot sales are recognized as revenue. Capitalized interest during fiscal year 2002 was $15,231. In 2001 and 2000, $0 and $4,516 of interest was capitalized, respectively.

Profit from the sale of real estate is accounted for under the full accrual method whereby, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

The Company, under a development agreement with another entity, will from time to time sell parcels of land. The Company is recognizing any gain on the sale of these parcels under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of these parcels have been recovered.

Revenue from investments in limited liability corporations are being accounted for under the Equity method of accounting. Under this method, earnings are recognized at the time they are earned through the LLC. See also Note 4.

Advertising costs are expensed as incurred. Advertising expenses were $897,528, $910,595 and $918,372 in 2002, 2001 and 2000, respectively.

The Company uses the allowance method to account for uncollectible accounts receivable. The Company considers accounts receivable to be fully collectible at year-end, accordingly, no allowance for doubtful accounts is required.

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of cost or market value on a first-in, first-out method.

Loan costs, included in Other Assets, are being amortized ratably over the term of the loan. The Covenant Not to Compete is being amortized on a straight-line basis over a sixty-month period. Goodwill is being amortized on a straight-line basis over fifteen years.

On September 9, 1995, the Company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Ski and Summer Resort. The Company has previously amortized the costs of the EIS over its useful life. During fiscal year 2002, it was determined that there was no value left in the EIS and so the Company wrote off the remaining balance.

The Company estimates that the fair value of all financial instruments at May 31, 2002 and 2001, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

NOTE 2. Business Segment Information

In 2002, 2001 and 2000, the Company operated principally in two industries, the operation of a ski area and the sale of real estate. Operations in the ski area industry involve developing and providing ski recreation and related services to skiers, and a variety of summer recreation activities for summer guests. Operations in the sale of real estate involve sales to interested parties of single-family lots, town homes, town home lots and condominiums.

Financial information by industry segment for 2002, 2001 and 2000 is summarized as follows:

	Ski Area	Real Estate	Consolidated

2002
Revenue	$10,893,082	$2,149,100	$13,042,182
Operating profit (loss)	$(703,676)	$979,213	$275,537
Depreciation and amortization	$1,617,414	$21,853	$1,639,267
Interest income	$60,963	$142,354	$203,317
Interest expense	$(489,287)	$0	$(489,287)
Equity in Earnings -LLCs	$0	$182,302	$182,302
Income tax expense	$695,840	$341,761	$1,037,601
Identifiable assets	$19,077,997	$3,781,268	$22,859,265
Capital expenditures	$1,108,696	$0	$1,108,696

2001
Revenue	$9,473,285	$3,428,566	$12,901,851
Operating profit (loss)	$(1,210,402)	$1,462,770	$252,368
Depreciation and amortization	$1,492,742	$22,051	$1,514,793
Interest income	$0	$0	$0
Interest expense	$(287,388)	$0	$(287,388)
Equity in Earnings-LLCs	$0	$0	$0
Income tax expense (benefit)	$(648,471)	$642,771	$(5,700)
Identifiable assets	$14,761,052	$2,927,403	$17,688,455
Capital expenditures	$3,534,396	$0	$3,534,396

2000
Revenue	$10,146,049	$5,027,418	$15,173,467
Operating profit	$169,478	$2,707,621	$2,877,099
Depreciation and amortization	$1,376,106	$22,051	$1,398,157
Interest income	$0	$4,532	$4,532
Interest expense	$(362,393)	$(26,373)	$(388,766)
Equity in Earnings-LLCs	$0	$0	$0
Income tax expense (benefit)	$(119,084)	$1,007,087	$888,003
Identifiable assets	$12,293,819	$3,785,579	$16,079,398
Capital expenditures	$649,853	$0	$649,853

NOTE 3. Property and Equipment

	Asset Life Years	2002	2001

Leasehold improvements	30	$891,783	$882,783
Buildings and grounds	10-30	10,328,319	9,920,342
Lifts	10-15	10,140,438	9,747,220
Machinery and equipment	3-25	6,135,703	5,978,469
Furniture and fixtures	3-10	752,187	734,188
Water system	10-25	681,767	680,010

Total property and equipment		$28,930,197	$27,943,012

23

NOTE 4. Investment in LLCs

The Company’s subsidiary, Big Mountain Development Corporation has become a member of two limited liability companies, Northern Lights LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. Condensed financial information of the LLCs are as follows:

COMBINED BALANCE SHEET

COMBINED ASSETS
Land held for development and sale	$669,217
Cash	399,912
Other Assets	50,378

$1,119,507

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$813,182
Equity	306,325

$1,119,507

COMBINED STATEMENT OF INCOME

Net Income from sales	$239,479

NOTE 5. Other Assets Other assets at May 31, 2002 and 2001 are summarized as follows:

	2002	2001

Loan costs, net of amortization	$18,089	$21,040
Planning and development - long-term	52,758	52,758
Noncurrent deferred tax asset	240,641	60,596
Environmental Impact Statement, net of amortization	0	57,306
Option Payments	171,000	0
Goodwill, net of amortization	158,469	169,851
Covenant Not to Compete, net of amortization	18,988	23,828
Other long-term assets	22,828	22,828

Total other assets	$682,773	$408,207

24
NOTE 6. Notes Payable Long-term debt at May 31, 2002 and 2001 is summarized as follows:

	2002	2001

Bank of America National Trust and Savings	$4,628,595	$4,029,000
Association, revolving, reducing term loan with
initial $9,750,000 availability decreasing by
$750,000 each year beginning June 1, 1999.
Mandatory principal reductions are required on
outstanding balances above amounts available.
Interest at or below banks’ reference rate.
Interest rate at May 31, 2002 and 2001 was 3.7713%
and 6.1727%, respectively. Secured by all ski area
operation real and personal property and
assignment in trust of all U.S. Forest Service
special use permits. Matures May 31, 2008.

Whitefish Credit Union, a related party,	1,428,000	0
Term loan. Interest reviewed annually and
Set at Wall Street Prime +1%, with a floor of
5% and a cap of 8.5%. Interest at May 31, 2002
is 5.75%. Secured by land purchase. Maturity
date of January 1, 2007. Five annual payments of
$125,000 (principal and interest) due each January 1
beginning January 1, 2003.

Less current maturities	(42,890)	0

Total long-term debt	$6,013,705	$4,029,000

Mandatory reductions of long-term debt are as follows:

For the Year Ending May 31,	Amount

2003	$42,890
2004	44,099
2005	47,892
2006	50,646
2007	3,621,068
2008 and beyond	2,250,000

$6,056,595

The Bank of America loan agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restrict investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. For the years ended May 31, 2001 and 2000, the Company was in compliance of the debt coverage ratio covenant and the funded debt covenant required by the loan agreement. During fiscal year 2002, the Company exceeded its capital expenditures provision, but was given a written waiver by Bank of America.

At May 31, 2002 and 2001, $2,871,405 and $4,221,000 respectively, were unused and available for borrowing on the Bank of America line of credit.

NOTE 7. Capital Stock and Additional Paid-In Capital Changes in capital stock and additional paid-in capital are summarized as follows:

	Common Stock		Additional Paid-in Capital

	Number of Shares	Amount

Balance at 5/31/00	1,008,368	$4,099,174	$20,519
Stock Repurchase	(19,700)	(211,498)	(20,519)

Balance at 5/31/01	988,668	3,887,676	0

Balance at 5/31/02	988,668	$3,887,676	$0

NOTE 8. Income Taxes Income taxes (credits) consist of the following:

	2002	2001	2000

Current Federal	$149,330	$54,040	$633,806
Fuel tax credit	(676)	(1,384)	(498)

	148,654	52,656	633,308
State	37,113	10,660	147,408

	185,767	63,316	780,716

Deferred Federal	708,797	(58,275)	92,462
State	143,039	(10,741)	14,825

Provision for (Recovery of) income taxes	$1,037,603	$(5,700)	$888,003

Temporary differences exist in the computation of income for financial and tax-reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

	2002	2001	2000

Depreciation	$3,595,057	$3,619,900	$3,763,593
Uniform capitalization for income tax	(42,215)	(51,401)	(59,206)
Bad debt reserve	0	(39,861)	(39,861)
Vacation allowance	(64,944)	(75,257)	(52,042)
Land and LLC Basis	2,084,585	0	0

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

	2002	2001

Noncurrent deferred tax liability	$2,422,153	$1,392,033

Total deferred tax liability	$2,422,153	$1,392,033

Current deferred tax assets	$30,832	$32,593
Noncurrent deferred tax asset	240,641	60,596

Net deferred tax assets	$271,473	$93,189

26
The difference between the Company’s effective income tax rate and the statutory Federal income tax rate is as follows:

	2002	2001	2000

Income (loss) before taxes	$2,636,120	$(15,028)	$2,385,985
Statutory federal rate	34%	(34%)	34%
Increased (decreases) resulting from:
State tax at statutory rate	7%	(7%)	7%
Other (net)	(2%)	3%	(4%)

Effective tax rate	39%	(38%)	37%

At May 31, 2002, the Company utilized an alternative minimum tax credit carryforward of $17,202 to reduce current income taxes. The credit had been recognized in 2001 as a noncurrent deferred tax asset.

At May 31, 2001 the Company had an alternative minimum tax credit carryforward of $17,202 which was carried forward to 2002.

At May 31, 2000 the Company utilized a federal net operating loss carryforward of $328,045 and a state net operating loss carryforward of $265,659 to offset current taxable income. The Company also utilized an alternative minimum tax credit carryforward of $29,342 to reduce current income taxes. The credit had been recognized in 1999 as a noncurrent deferred tax asset.

NOTE 9. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:	2002	2001	2000

Interest (net of capitalized)	$446,255	$332,451	$348,686
Income taxes (net of refunds)	$0	$245,000	$971,050

Schedule of non-cash investing and financing
Transactions	2002	2001

Acquisition of property, equipment and land	$4,594,914	$3,735,196
Less notes payable	(4,453,135)	(200,800)

Cash paid	$141,779	$3,534,396

NOTE 10. Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service, which expire December 21, 2038. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $95,319, $91,596 and $117,654 for 2002, 2001 and 2000, respectively.

NOTE 11. Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants’vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2% for those employees who contribute between 2% and 4%. The Company contributes a matching 3% for any employee who contributes 4% or more. The plan is currently 100% funded. The Company’s contributions to the Plan and charges to income for 2002, 2001 and 2000 amounted to $61,955, $46,639 and $35,285 respectively.

NOTE 12. Related Party Transactions

Revenues are derived and expenses incurred as a result of transactions with executive officers, stockholders and directors of Winter Sports, Inc. or companies controlled by them or parties which can significantly influence management or the operating policies of the transacting parties.

Related party transactions are summarized as follows:

	2002	2001	2000

Revenue received
Rent and lease revenue	$10,000	$13,932	$30,872
Management fee	$0	$0	$12,500
Other revenue	$243,985	$217,885	$190,723
Expenses incurred
Dues and memberships	$23,517	$40,337	$57,624
Legal fees	$0	$0	$17,407
Direct Expenses	$7,231	$0	$0
Marketing	$(1,014)	$1,600	$(20,175)
General and administrative	$(6,197)	$84,884	$534
Interest Expense	$35,094	$0	$0

Amounts due to and from related parties
Accounts receivable	$120,137	$27,128	$17,258
Accounts payable	$8,460	$6,233	$21,784
Interest payable	$35,094	$0	$0
Note payable	$1,428,000	$0	$0

NOTE 13. Stock Bonus and Stock Options

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

Stock option transactions are summarized as follows:

	Option Price Per Share	Number Of Shares

Outstanding, May 31, 2000	15.00 - 19.50	12,000
Expired	17.00	(6,000)

Outstanding, May 31, 2001	15.00 - 19.50	6,000
Expired	17.00	(6,000)

Outstanding, May 31, 2002	$15.00 - 19.50	0

NOTE 14. Commitments and Contingencies

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during the current fiscal year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified option payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. During fiscal year 2002, the Company made option payments totaling $171,000 which is reflected in Other Assets in Note 5.

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

The Company is a defendant in two lawsuits filed on behalf of individuals who are seeking damages of unspecified amounts for alleged personal injuries resulting from an accident occurring on the Company’s property. The Company intends to vigorously defend the claim. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome or estimate the amount or range of a potential loss.

Financial instruments that potentially subject the Company to credit risk consist of cash balances in one financial institution in excess of the Federal Deposit Insurance Corporation’s $100,000 limit.

Other potential credit risks to the Company consist of trade receivables. The Company grants credit to customers for group banquets and retail inventory sales, most of who are located in the northwest United States.

NOTE 15. Other Income and Expense

The Company recognized a portion of the gain on the sale of land during this fiscal year in the amount of $2,368,737. The Company sold approximately 16 acres during the first quarter of this fiscal year. The Company is recognizing the gain on the sale of the land under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received. The Company expects this to continue through the second quarter of the current fiscal year.

Included in Other income for fiscal year 2002, are income received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company’s property where the landowner would have egress. It was previously unclear when and if this would be collected as well as what the actual dollar amount that the landowner would be liable for. During 2002, the Company collected $243,505. This type of revenue is not expected in the future.

Also included in Other income (expenses) during 2002, are amounts which were incurred during the planning of installing another Chair lift on the mountain. The Board of Directors and management incurred costs of $105,670 during this planning and subsequently decided not to install the lift. This decision was made as the current lift capacity is not close to reaching its upper limit and it was decided the Company could benefit from a different use of the capital it would have taken to install this lift. The Company also expensed the EIS of $57,306 as it was determined that the useful life of the Statement had expired.

During 2002, the Company thinned a minor portion of its slopeside lands and earned $4,021 from the sale of the timber. During 2001, no income was earned from the sale of timber. In 2000, the Company began selectively thinning its lower elevation lands in order to reduce the fuel available should the lands be subject to a wildfire. The revenue earned from the sale of the harvested timber amounted to $124,908 in 2000.

The Company periodically reviews its master plan for long-term resort development. During 2000, the Company charged against income $193,043 of planning costs included in Construction in Progress that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consist of the following:

	2002	2001	2000

Gain (loss) on sale/retirement of assets	$2,212	$18,860	$(50,636)
Other	93,302	1,132	56,246)

Total other income (expense)	$95,514	$19,992	$(106,882)

Note 16. Subsequent Events

Subsequent to year-end, the Company sold a .75-acre tract of land to a Hines Resorts entity for the purposes of developing a condominium building in the village core. This was first reported in a previously filed 10Q dated April 5, 2002. Located on this tract of land, was the Company’s marketing department, Big Drift Coffee House and Alpine Lodge, which contained Kiddie Korner and a day lodge with related locker facilities. The Company has moved its marketing department to facilities located near the property management offices. It is expected that Kiddie Korner will operate out of temporary facilities slope side for at least one ski season, until a permanent location is determined. Big Drift moved its building near Chair 1, behind Alpinglow. A new location for the day lodge has not been completely determined as of yet. The plan is to house some vending machines in temporary buildings and to open the additional space in the Outpost for lockers. Kitchen equipment located in the Alpine has either been put in storage, disposed of, or relocated to other facilities. The Company expects to recognize the gain on the sale of this parcel of land using the cost recovery method as with other parcels of land it has sold during this past fiscal year. It is expected that this condominium project will contain 49 condominium units of varying sizes. It will also contain over 10,000 square feet of retail space. The Company expects to purchase this retail space once the project is complete and lease the space to a varying mix of tenants. The project broke ground in June, 2002 and is expected to be completed during early fall of 2003. Land sales of this nature will occur based a detailed plan presented to management and the Board of Directors and the prevailing economic climate. The proposed development is analyzed for a number of important factors, one of the most important being whether the project is in compliance with the Master Plan for the village core and surrounding area as well as with the vision statement for the Resort.

Also subsequent to year-end, the Company’s subsidiary became a member of Morning Eagle LLC. The subsidiary does not participate in the day-to-day operating activities of this entity, nor does it guarantee any debt of the entity. The manager of the LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from this entity. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 22% of the residual profit generated.

The Company announced that the Company’s Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort. The new facility is currently being planned to measure 41,000 square feet, including parking, approximately 27,000 square feet of useable meeting space, and is tentatively scheduled to open the first part of calendar year 2004. Once management secures financing, it will present to the Board a proposed construction schedule, final construction documents and the financing arrangements for their consideration. The location for this center, to be named Crown of the Continent Conference Center, is where the Bierstube is currently located. The Company has investigated moving the Bierstube building, however due to structural constraints, it does not make economic sense to do so. The Company expects the atmosphere of this bar/restaurant to appear again in another location within the next couple of years. This restaurant has had at least two previous locations at the Resort. The Company is looking at varies types of financing currently and is matching potential financing with the expected cash flows which will be generated from the operation of such a facility, both within the facility and the economic impact to the Resort and the Community as a whole. The Company also has a funding mechanism in place in which a portion of lot sales are allocated to assist in the funding of the conference center. The Company will continue to use this funding mechanism as well as others that are currently under investigation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

Part III

Item 9. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s definitive proxy statement dated September 20, 2002 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 15, 2002.

Item 10. Executive Compensation

Incorporated by reference from the Company’s definitive proxy statement dated September 20, 2002 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 15, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company’s definitive proxy statement dated September 20, 2002 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 15, 2002.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company’s definitive proxy statement dated September 20, 2002 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on October 15, 2002.

Part IV

Item 13. Exhibits and Reports on Form 8-K

(a) Documents Filed as Part of this Report:	Page

(1) Financial Statements:

Independent Auditors’ Report	17

Consolidated Balance Sheets as of May 31, 2002 and 2001	18

Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 2002, 2001 and 2000	19

Consolidated Statements of Cash Flows for the Years Ended May 31, 2002, 2001 and 2000	20-21

Notes to Consolidated Financial Statements	22-32

All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

(2) Exhibits	Page

21.1 Subsidiaries of the Company	36

(b)	Reports on Form 8-K:

No Form 8-K was filed by the registrant during the last quarter of the period covered by this report.

One report on Form 8-K was filed by the registrant subsequent to the end of the fiscal year. On August 13, 2002, the Company filed Form 8-K to announce the Board of Directors’ decision to have management proceed with securing financing, design and construction documents to begin construction of a conference center to be located in Glacier Village at the base of Big Mountain Resort. The conference center to be named Crown of the Continent Conference Center is scheduled to break ground later this calendar year pending Board approval of financing.

32

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

WINTER SPORTS, INC. By: /s/ Michael J. Collins —————————————— Michael J. Collins, President and Chief Executive Officer (Principal Executive Officer) Date: August 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:

/s/ Charles R. Abell	Director	August 29, 2002
——————————
Charles R. Abell

/s/ Brian T. Grattan	Director	August 29, 2002
——————————
Brian T. Grattan

/s/ Dennis L. Green	Director and Chairman of the Board	August 29, 2002
——————————
Dennis L. Green

/s/ Charles P. Grenier	Director	August 29, 2002
——————————
Charles P. Grenier

/s/ Jerry J. James	Director	August 29, 2002
——————————
Jerry J. James

/s/ Michael T. Jenson	Director	August 29, 2002
——————————
Michael T. Jenson

/s/ Darrel R. Martin	Director and Vice-Chairman of the Board	August 29, 2002
——————————
Darrel R. (Bill) Martin

/s/ Michael J. Muldown	Director	August 29, 2002
——————————
Michael J. Muldown

/s/ Jerome T. Broussard	Director	August 29, 2002
——————————
Jerome Broussard

/s/ Jami M Phillips	Principal Financial Officer	August 29, 2002
——————————
Jami M. Phillips

33

(c)	Exhibits:

3.1	Restated Articles of Incorporation and Articles of Amendment to the Articles of Incorporation	(2)

3.2	By-Laws	(3)

3.3	Fifth Amendment to By-Laws	(4)

3.4	Sixth Amendment to By-Laws	(4)

3.5	Seventh Amendment to By-Laws	(7)

3.6	Tenth Amendment to By-Laws	(1)

10.1	Employment Agreement between Michael Collins and Winter Sports, Inc. as of August 1, 1992.	(5)

10.3	Loan Agreement between Seattle-First National Bank and Winter Sports, Inc. dated November 14, 1994.	(6)

10.5	Employment Agreement between Michael Collins and Winter Sports, Inc. as of August 1, 1996	(8)

10.6	Employment Agreement between Michele Reese and Winter Sports, Inc. as of December 22, 1997	(9)

10.7	Employment Agreement between Adora Maguire and Winter Sports, Inc. as of May 1, 1998	(7)

10.8	Employment Agreement between Michael Collins and Winter Sports, Inc. as of September 1, 2000

10.9	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

10.10	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

10.12	Limited Liability Company Agreement	(1)

21.1	Subsidiaries of the Company	(1)

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1995.

(3)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1987.

(4)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1991.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 6, 1992.

(6)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended December 11, 1994.

(7)	Incorporated by reference from the Company’s Form 10-KSB for the year ended May 31, 1998.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 15, 1996.

(9)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 1, 1998.

34