Form 10QSB
period 2002-09-08
WINTER SPORTS INC /NEW
filed 2002-10-15
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2002

|_|	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________ Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

————————————————————————————————————
Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

As of October 11, 2002 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format    Yes  |_|    No  |X|

WINTER SPORTS, INC.

INDEX

		Page No.
PART I.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	3
	At:
	September 8, 2002 (Unaudited)
	September 9, 2001 (Unaudited)
	May 31, 2002

	Condensed Consolidated Statements of Operations	5
	For The Periods:
	June 1, 2002 - September 8, 2002 (Unaudited)
	June 1, 2001 - September 9, 2001 (Unaudited)

	Condensed Consolidated Statements of Cash Flows	6
	For The Periods:
	June 1, 2002 - September 8, 2002 (Unaudited)
	June 1, 2001 - September 9, 2001 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	7

	Management’s Discussion and Analysis of Financial Conditions	10

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	15

	Item 5. Other Information	15

	Item 6. Exhibits and Reports on Form 8-K	15

	Signatures	16

	Section 302 Certifications	17-20

Page 2 of 20

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	9/8/02 Unaudited	9/9/01 Unaudited	5/31/02 Note 2
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 888,657	$ 204,154	$ 740,330
Receivables (net of reserve for
bad debts of $0)	442,141	299,618	451,299
Receivables - related parties	86,792	11,508	120,137
Note Receivable	63,098	9,325	0
Interest Receivable	17,622	0	4,761
Income tax refund receivable	531,508	544,793	154,235
Current deferred tax asset	30,832	32,593	30,832
Inventories	581,992	555,546	573,773
Prepaid expenses	150,485	156,624	247,257

TOTAL CURRENT ASSETS	2,793,127	1,814,161	2,322,624

PROPERTY AND EQUIPMENT
Property and equipment, at cost	28,673,051	27,969,287	28,930,197
Accumulated depreciation
and amortization	(16,055,098)	(14,769,381)	(16,253,486)

	12,617,953	13,199,906	12,676,711
Construction in progress	1,110,082	538,718	721,760
Land and development costs	6,273,309	4,802,661	6,273,075

NET PROPERTY AND EQUIPMENT	20,001,344	18,541,285	19,671,546

INVESTEMENT IN LLCs	231,892	0	182,322

OTHER ASSETS	680,356	405,679	682,773

TOTAL ASSETS	$ 23,706,719	$ 20,761,125	$ 22,859,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 770,596	$ 426,037	$ 626,949
Accounts payable - related parties	5,323	11,622	8,460
Employee compensation and
related expenses	201,076	215,033	304,555
Taxes other than payroll and income	164,891	181,240	96,976
Interest payable	68,453	10,410	43,032
Short-term debt	42,890	201,971	42,890
Deposits and other unearned income	2,471,097	2,057,071	2,399,040
Other current liabilities	3,193	13,073	3,193

TOTAL CURRENT LIABILITIES	3,727,519	3,116,457	3,525,095
LONG-TERM DEBT	7,082,705	7,497,500	6,013,705
DEFERRED INCOME TAXES	2,478,928	1,392,033	2,422,153

TOTAL LIABILITIES	13,289,152	12,005,990	11,960,953

Page 3 of 20

STOCKHOLDERS’ EQUITY
Common stock (5,000,000 shares
authorized; no par value;
988,668, shares outstanding)	3,887,676	3,887,676	3,887,676
Retained earnings	6,529,891	4,867,459	7,010,636

TOTAL STOCKHOLDERS’ EQUITY	10,417,567	8,755,135	10,898,312

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$23,706,719	$20,761,125	$22,859,265

The accompanying notes are an integral part of these financial statements. Page 4 of 20

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	6/1/02 to 9/8/02	6/1/01 to 9/9/01
REVENUE
Lifts	$ 257,938	$ 288,213
Retail	175,369	167,376
Equipment rental and repair	36,267	51,527
Lodging	61,146	66,160
Lease, management and other fees	378,663	501,826
Lease, management and other fees - related parties	23,534	23,524
Real estate sales	0	305,000

TOTAL REVENUE	932,917	1,403,626

OPERATING COSTS AND EXPENSES
Direct expense - lifts	271,192	254,876
Cost of retail	106,855	111,313
Cost of real estate sales	0	262,346
Payroll and related expenses	713,464	704,485
Direct expenses	305,765	366,626
Direct expenses - related parties	4,328	12,301
Marketing	164,493	175,171
Marketing - related parties	(1,403)	0
Depreciation and amortization	16,344	17,685
General and administrative	282,646	328,094
General and administrative - related parties	8,461	0

TOTAL OPERATING COSTS AND EXPENSES	1,872,145	2,232,897

OPERATING INCOME (LOSS)	(939,228)	(829,271)

OTHER INCOME (EXPENSE)
Interest income	18,830	0
Interest expense	(73,420)	(78,439)
Sale of land	925,989	2,520,000
Unrecognized gross profit on land sale	(862,891)	(2,510,675)
Cost of land sale	(63,098)	(9,325)
Gain on land sale	141,938	0
Equity in Earnings - LLCs	49,570	0
Gain on sale of assets	2,030	0
Other income (expense)	(963)	(57)

TOTAL OTHER INCOME (EXPENSE)	137,985	(78,496)

INCOME (LOSS) BEFORE INCOME TAXES	(801,243)	(907,767)
Provision for (Recovery of) income taxes	(320,498)	(363,107)

NET INCOME (LOSS)	$ (480,745)	$ (544,660)

EARNINGS (LOSS) PER COMMON SHARE	$ (0.49)	$ (0.55)

WEIGHTED AVERAGE SHARES OUTSTANDING	988,668	988,668

The accompanying notes are an integral part of these financial statements. Page 5 of 20

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	6/1/02 to 9/8/02	6/1/01 to 9/9/01
NET CASH FLOW
USED IN OPERATING ACTIVITIES:	$ (965,269)	$ (853,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Assets	70,606	380
Property and equipment acquisitions	(26,010)	(2,577,293)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES:	44,596	(2,576,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draws on long-term revolver	1,165,000	3,738,500
Principal payments on long-term revolver	(96,000)	(270,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES:	1,069,000	3,468,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	148,327	37,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	740,330	166,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 888,657	$ 204,154

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO
DATE FOR:

Interest (net of capitalized interest)	$ 83,093	$ 68,048
Income taxes (net of refunds)	$ 0	$ 0

The accompanying notes are an integral part of these financial statements. Page 6 of 20

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual report for the year ended May 31, 2002.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the September 9, 2001 financial statements have been reclassified to conform to the September 8, 2002 presentation.

NOTE 2 – May 31, 2002

The balance sheet at May 31, 2002 has been condensed from the audited financial statements at that date.

NOTE 3 – SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company’s main periods of business. The Company also generates revenues from the sale of real estate, which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 8, 2002 and September 9, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5 – NOTES PAYABLE

The Company currently has a loan agreement with Bank of America. The agreement provides for a $9,750,000 revolving reducing line of credit, which matures on June 1, 2008. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At September 8, 2002 $1,052,405 was unused of the $6,750,000 available under the instrument. At September 9, 2001 $2,500 was unused of the $7,500,000 available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company entered into a term loan agreement for $1,428,000, with Whitefish Credit Union, a related party, during December, 2001. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January, beginning with January 1, 2003. The loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The proceeds from this term loan were used to purchase 120 acres adjacent to the Company’s eastern boundary.

NOTE 7 – BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the investment in real estate. Financial information by industry segment for the first quarters of 2002 and 2001 are summarized as follows:

	Ski Area	Real Estate	Consolidated
Quarter Ended 9/8/02
Total revenue	$ 907,052	$ 25,865	$ 932,917
Operating profit (loss)	$ (890,045)	$ (49,183)	$ (939,228)
Depreciation and amortization	$ 9,620	$ 6,724	$ 16,344
Identifiable assets	$ 19,903,713	$ 3,803,006	$ 23,706,719
Capital expenditures	$ 26,010	$ 0	$ 26,010

Quarter Ended 9/9/01
Total revenue	$ 1,053,793	$ 349,833	$ 1,403,626
Operating profit (loss)	$ (845,709)	$ 16,438	$ (829,271)
Depreciation and amortization	$ 10,900	$ 6,785	$ 17,685
Identifiable assets	$ 17,779,753	$ 2,981,372	$ 20,761,125
Capital expenditures	$ 2,577,293	$ 0	$ 2,577,293

NOTE 8 – INVESTMENT IN LLCs

The Company’s subsidiary, Big Mountain Development Corporation, has become a member of three limited liability companies, Northern Lights LLC, Moose Run II LLC and Morning Eagle LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive a varying percentage of the residual profit generated in each of these LLCs. Condensed financial information of the LLCs are as follows:

WINTER SPORTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COMBINED BALANCE SHEET

COMBINED ASSETS
Cash	$ 794,290
Land held for development and sale	4,495,614
Other Assets	343,365

$5,633,269

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$3,325,568
Equity	2,307,701

$5,633,269

COMBINED STATEMENT OF INCOME

Net Income from sales	$ (77,751)

Page 9 of 20

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

All statements, other than statements of historical fact contained herein constitute “Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as “anticipate,” “assume,” “believe,” “expect,” “intend,” “plan,” and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company’s documents filed by the Company with the Securities Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligations to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit-by-unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company is recognizing any gain on the sale of these parcels under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale are recovered. The Company chose this method as the sale of land during the last fiscal year. One of the Company’s subsidiaries has invested in three LLCs. Revenue from these entities is being recognized under the equity method. The Company’s subsidiary does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLC. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

For the Period
	6/1/02 to 9/8/02	6/1/01 to 9/9/01
Gross Revenues	$ 932,917	$ 1,403,626

Net Income (Loss)	$ (480,745)	$ (544,660)

Income (Loss) per Common Share	$ (0.49)	$ (0.55)

Total Assets	$ 23,706,719	$ 20,761,125

Long-Term Debt less current portion	$ 7,082,705	$ 7,497,500

Revenues

Total revenues for the first quarter that ended September 8, 2002 were $932,917, a decrease of $470,709 or 33.5% from the quarter that ended September 9, 2001. The decrease was primarily due to a decrease in real estate sales of $305,000 or 100% in the first quarter of the current year compared with sales in the first quarter of the prior year. Management expects no further real estate sales, as the Company is no longer involved in real estate sales. Resort area revenue decreased from the same quarter last year due to a decrease in lift revenue of 10.5% from the previous year. The Company also realized a decrease in Equipment Rental and Repair of $15,260 or 29.6% from the previous year. The Company experienced a decrease of $122,908 or 24.5% in Lease, Management & Other Fees as a result of a decrease in property management revenue. During the summer months, the Resort experienced a decrease in guests visiting. This led to the lower revenues in all areas of the business. Management feels this is the continuing effect of September 11, 2001 and also due to significant construction of the new Morning Eagle condominium building. Marketing and sales continue their efforts to attract guests by modifying their strategy. Group sales continue to be a focus as well as marketing efforts in the northwestern area of North America. As the Company approaches the winter season, management is cautiously optimistic that the Resort will see additional visitors compared to last year.

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Operating Expenses

Total operating costs and expenses in the quarter ended September 8, 2002 decreased by $360,752 from the same quarter last year. The decrease is due in part to a decrease in the Cost of Real Estate Sales, of $262,346, due to no activity. Overall, most operating expenses decreased as the Company continues to actively control its expenses at a time of lower visitation.

Other Income (Expense)

During the first quarter of the year, the Company sold approximately .75 acre of its land in the village core to a Hines entity for $925,989. The Company will recognize the gain on the sale of the land under the Cost Recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. Hines is currently developing the site into a 49-unit condominium with 10,000 square feet of commercial space available on the street level. The Company plans to purchase this commercial space and lease it back to various retail merchants. The Company is currently evaluating interest for retail space in the building. It is expected that this building will be completed in the fall of 2003. The Company anticipates selling various parcels of land from time to time to a Hines entity for development purposes. Sales of this nature will occur based on not only the prevailing economic climate, but also based on a detailed plan presented to management and the board of directors by Hines Resorts as to the proposed development envisioned.

Interest expense for the quarter ended September 8, 2002 was $73,420; a decrease of $5,019 from the first quarter last year. Interest expense decreased due to lower interest rates associated with the Company’s operating line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $(934,392) which is an increase over the prior year’s $(1,302,296). The increase is primarily due to the increase in the cash balance as Company has begun to receive payments for the sale of land during the last fiscal year and the increase in accounts receivable

Total liabilities of $13,289,152 represent 128% of stockholders’ equity at September 8, 2002, an increase from $12,005,990 or 137% of stockholders’ equity at September 9, 2001.

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during the past fiscal year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified options payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel.

The Company has adopted FASB 142 at the beginning of this fiscal year. Under the FASB, goodwill will no longer be permitted to be amortized. Instead, goodwill and other intangibles will be subject to an annual test for impairment of value. The Company does not expect this statement to have a material effect on the financial statements.

Statement of Financial Accounting Standards No. 143 has been adopted by the Company during the current fiscal year. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. This did not have an effect on the statements as presented.

The Company also adopted FASB 144 at the beginning of fiscal year 2003. This standard set forth guidelines for accounting and reporting for the impairment of long-lived assets to be disposed of. This standard did not have an effect on the financial statements as presented.

In June, 2002 the Company’s subsidiary, Big Mountain Development Corporation became a member of the Morning Eagle LLC. The LLC has hired Hines Resorts to develop a defined piece of land over the next year.

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital acquisitions. The Company has a revolving, reducing credit agreement that provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $9.75 million agreement reduces available capacity by $750,000 each June 1. At September 8, 2002, $5,697,595 was outstanding with $1,052,405 of unused capacity on the $6,750,000 line of credit.

On August 14, 2002, the Company filed Form 8K to announce that the Company’s Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort. The new facility is currently being planned to measure 41,000 square feet, including parking, approximately 27,000 square feet of useable meeting space, and is tentatively scheduled to open the first half of calendar year 2004. Once management secures financing, it will present to the Board a

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

proposed construction schedule, final construction documents and the financing arrangements for their consideration. The location for this facility, to be named Crown of the Continent Conference Center, is where the Bierstube is currently located. The Company has investigated moving the Bierstube building, however due to structural constraints, it does not appear to make economic sense to do so. The Company expects the atmosphere of this bar/restaurant to appear again in another location within the next couple of years. Management is currently matching potential financing of the conference center with the expected cash flows which will be generated from the operation of such a facility, both within the facility and the economic impact to the Resort and the Community as a whole. The Company also has a funding mechanism in place in which a portion of lot sales are allocated to assist in the funding of the conference center. The Company will continue to use this funding mechanism as well as others that are currently under investigation.

WINTER SPORTS, INC.

FORM 10QSB

PART II – OTHER INFORMATION Item 1. Legal Proceedings

Reference is made to Note 4 of the Condensed Consolidated Financial Statements of this form 10-QSB, which is incorporated herein by reference.

Item 3. Controls and Procedures

It is the conclusion of the Company’s Principal Executive Officer and the Company’s Principal Financial Officer that the disclosure controls and procedures (as defined in Section 240.13a-14(c) and Section 240.15d-(c) of the Exchange Act are effective, based on their evaluation of these controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation. There were no corrective actions taken or significant deficiencies or material weaknesses as a result of this evaluation.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10-9

One report on Form 8-K were filed during the quarter ended September 8, 2002. In it the Company announced that the Board of Directors had authorized management to continue its plan for a conference center. This authorization requested management to seek financing and finish design documents for the Board’s further review.

Page 15 of 20

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ———————————— (Registrant)

Date: October 15, 2002	/s/Michael J. Collins ————————————————— Michael J. Collins President & Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2002	/s/Jami M. Phillips ————————————————— Jami M. Phillips Chief Financial Officer (Principal Accounting Officer)

Page 16 of 20

WINTER SPORTS, INC.

FORM 10-QSB

FORM 302 CERTIFICATION

I, Michael J. Collins, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Winter Sports, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, an for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Page 17 of 20

WINTER SPORTS, INC.

FORM 10-QSB

FORM 302 CERTIFICATION

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Michael J. Collins
—————————
Michael J. Collins
Chief Executive Officer
October 15, 2002

WINTER SPORTS, INC.

FORM 10-QSB

FORM 302 CERTIFICATION

I, Jami M. Phillips, certify that:

6.	I have reviewed this quarterly report on Form 10-QSB of Winter Sports, Inc.;

7.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

8.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, an for, the periods presented in this quarterly report;

9.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

10.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

Page 19 of 20

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

WINTER SPORTS, INC.

FORM 10-QSB

FORM 302 CERTIFICATION

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Jami M. Phillips
—————————
Jami M. Phillips
Chief Financial Officer
October 15, 2002