Form 10QSB
period 2002-12-01
WINTER SPORTS INC /NEW
filed 2003-01-15
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

As of January 2, 2003 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format    Yes  |_|    No  |X|

WINTER SPORTS, INC.

INDEX

		Page No.
PART I.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	3
	At:
	December 1, 2002 (Unaudited)
	December 2, 2001 (Unaudited)
	May 31, 2002

	Condensed Consolidated Statements of Operations	4
	For The Periods:
	September 8, 2002 - December 1, 2002 (Unaudited)
	September 9, 2001 - December 2, 2001 (Unaudited)
	June 1, 2002 - December 1, 2002 (Unaudited)
	June 1, 2001 - December 2, 2001 (Unaudited)

	Condensed Consolidated Statements of Cash Flows	5
	For The Periods:
	June 1, 2002 - December 1, 2002 (Unaudited)
	June 1, 2002 - December 2, 2001 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	6

	Management’s Discussion and Analysis of Financial Conditions	9

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	14

	Item 3. Controls and Procedures	14

	Item 5. Other Information	14

	Item 6. Exhibits and Reports on Form 8-K	14

	Signatures	15

Page 2 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	12/1/02 (Unaudited)	12/2/01 (Unaudited)	5/31/02 See Note 2

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,121,728	$ 351,879	$ 740,330
Receivables (net of reserve for bad debts of $0)	352,841	385,864	451,299
Receivables - related parties	20,980	32,981	120,137
Note receivable	0	9,451	0
Interest receivable	34,286	0	4,761
Income tax refund receivable	805,903	769,346	154,235
Current deferred tax asset	30,832	32,593	30,832
Inventories	865,360	964,987	573,773
Prepaid expenses	221,617	135,628	247,257

TOTAL CURRENT ASSETS	3,453,547	2,682,729	2,322,624

PROPERTY AND EQUIPMENT
Property and equipment, at cost	29,489,128	27,948,952	28,930,197
Accumulated depreciation and amortization	(16,066,192)	(14,755,305)	(16,253,486)

	13,422,936	13,193,647	12,676,711
Construction in progress	922,802	1,405,207	721,760
Land and development costs	6,283,129	4,675,287	6,273,075

NET PROPERTY AND EQUIPMENT	20,628,867	19,274,141	19,671,546

INVESTMENT IN LLCs	(111,854)	0	182,322
OTHER ASSETS	756,642	405,898	682,773

TOTAL ASSETS	$ 24,727,202	$ 22,362,768	$ 22,859,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,143,112	$ 1,290,003	$ 626,949
Accounts payable - related parties	0	0	8,460
Employee compensation and related expenses	276,128	250,617	304,555
Taxes other than payroll and income	23,993	102,667	96,976
Interest payable	115,063	9,355	43,032
Short-term debt	0	40,233	0
Current portion-long term debt	42,890	15,500	42,890
Deposits and other unearned income	3,082,865	2,488,051	2,399,040
Other current liabilities	2,898	3,533	3,193

TOTAL CURRENT LIABILITIES	4,686,949	4,199,959	3,525,095
LONG-TERM DEBT, less current portion	7,786,705	8,625,000	6,013,705
DEFERRED INCOME TAXES	2,478,928	1,392,033	2,422,153

TOTAL LIABILITIES	14,952,582	14,216,992	11,960,953

STOCKHOLDER’S EQUITY
Common stock (5,000,000 shares authorized; no par value; 988,668, shares outstanding)	3,887,676	3,887,676	3,887,676
Retained earnings	5,886,944	4,258,100	7,010,636

TOTAL STOCKHOLDERS’ EQUITY	9,774,620	8,145,776	10,898,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 24,727,202	$ 22,362,768	$ 22,859,265

The accompanying notes are an integral part of these financial statements. Page 3 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter		Year to Date
	9/9/02 to 12/1/02	9/10/01 to 12/2/01	6/1/02 to 12/1/02	6/1/01 to 12/2/01

REVENUE
Lifts	$ 79,151	$ 104,014	$ 337,089	$ 392,227
Retail	63,997	52,521	239,366	236,233
Equipment rental & repair	15,634	4,722	51,901	39,913
Lodging	20,729	22,083	81,875	88,244
Lease, management & other fees	428,704	252,238	807,367	754,063
Lease, management & other fees
- related parties	20,616	18,006	44,150	41,530
Real estate sales	0	534,000	0	839,000

TOTAL REVENUE	628,831	987,584	1,561,748	2,391,210

OPERATING COSTS AND EXPENSES
Direct expenses - lifts	334,134	332,990	605,326	587,866
Cost of retail	44,602	25,144	151,457	136,457
Cost of real estate sales	0	181,182	0	443,528
Payroll & related expenses	607,966	633,883	1,321,430	1,338,368
Direct expenses	296,313	334,297	602,078	700,923
Direct expenses - related parties	2,164	5,554	6,492	17,855
Marketing	269,927	245,896	434,420	421,067
Marketing - related parties	(750)	750	(2,153)	750
Depreciation & amortization	12,907	18,019	29,251	35,704
General & administrative	267,426	195,483	550,072	523,577
General & administrative
- related parties	3,137	(6,198)	11,598	(6,198)

TOTAL OPERATING COSTS
AND EXPENSES	1,837,826	1,967,000	3,709,971	4,199,897

OPERATING INCOME (LOSS)	(1,208,995)	(979,416)	(2,148,223)	(1,808,687)

OTHER INCOME (EXPENSE)
Interest income	16,670	0	35,500	0
Interest expense	(66,340)	(88,381)	(139,760)	(166,820)
Sale of Land	0	1,080,000	925,989	3,600,000
Unrecognized gross profit on
Land sale	0	(1,079,874)	(862,891)	(3,590,549)
Cost of land sale	0	(126)	(63,098)	(9,451)
Gain on land sale	0	0	141,938	0
Equity in Earnings - LLCs	192,983	0	242,553	0
Gain (loss) on disposal of assets	0	1,313	2,030	1,313
Other income (expense)	(5,895)	50,887	(6,858)	50,829

TOTAL OTHER INCOME (EXPENSE)	137,418	(36,181)	275,403	(114,678)

INCOME (LOSS) BEFORE INCOME TAXES	(1,071,577)	(1,015,597)	(1,872,820)	(1,923,365)
Provision for (Recovery of)
Income Taxes	(428,630)	(406,239)	(749,128)	(769,346)

NET INCOME (LOSS)	$ (642,947)	$ (609,358)	$(1,123,692)	$(1,154,019)

EARNINGS (LOSS) PER COMMON SHARE	$ (0.65)	$ (0.62)	$ (1.14)	$ (1.17)

The accompanying notes are an integral part of these financial statements. Page 4 of 15

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	6/1/02 to 12/1/02	6/1/01 to 12/1/012

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$ (605,121)	$(1,702,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Option Payment	(15,000)	0
Proceeds from sale of assets	70,606	20,715
Property and equipment acquisitions	(842,087)	(2,577,293)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	(786,481)	(2,556,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan fees paid	0	(7,000)
Proceeds from term loan	0	1,875,000
Payments on term loan	0	(160,000)
Proceeds from draws on long-term revolver	2,334,000	4,852,500
Principal payments on long-term revolver	(561,000)	(2,116,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,773,000	4,444,500

Net increase in cash and cash equivalents	381,398	185,556
Cash and cash equivalents at beginning of period	740,330	166,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,121,728	$ 351,879

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:
Interest (net of capitalized interest)	$ 102,823	$ 154,152
Income taxes (net of refunds)	$ 0	$ 0

The accompanying notes are an integral part of these financial statements. Page 5 of 15

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

Certain amounts in the December 2, 2001 financial statements have been reclassified to conform with the December 1, 2002 presentation.

NOTE 2 — May 31, 2002

The balance sheet at May 31, 2002 has been condensed from the audited financial statements at that date.

NOTE 3 — SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company’s main periods of business. The Company also generates revenues from the sale of real estate which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim and year-to-date periods ended December 1, 2002 and December 2, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 — LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company’s property or while participating in recreational activities. The Company’s insurance carrier provides defense and coverage for these claims and the Company’s participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

NOTE 5 — NOTES PAYABLE

The Company currently has a loan agreement with Bank of America National Trust and Savings Association. The agreement provides for a $9,750,000 revolving reducing line of credit that matures on June 1, 2008. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each June 1, the amount available under the line reduces by $750,000. At December 1, 2002 $348,405 was unused of the $6,750,000 available under the instrument. At December 2, 2001 $734,500 was unused of the $7,500,000 available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

WINTER SPORTS, INC.
NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During December, 2001, the Company entered into a term loan agreement for $1,428,000, with the Whitefish Credit Union, a related party. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January, beginning with January 1, 2003. The loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The proceeds from this term loan were used to purchase 120 acres adjacent to the Company’s eastern boundary.

The Company entered into a term loan agreement with Bank of America for $1,875,000 during the second quarter of fiscal year 2002. The loan has a three-year term with interest only payable monthly at or below Bank of America’s prime rate. The proceeds from this loan were used as a portion of the purchase price of the 100-acre tract of land purchased during the first quarter of the current fiscal year adjacent to the Company’s northern boundary. The Company repaid the loan during the third quarter of fiscal year 2002.

NOTE 6 — BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the investment of real estate. Financial information by industry segment for the second quarters of 2002 and 2001 and year to date periods then ended is summarized as follows:

	Ski Area	Real Estate	Real Estate

Quarter Ended 12/1/02
Total revenue	$ 611,501	$ 17,330	$ 628,831
Operating profit (loss)	$ (1,169,199)	$ (39,796)	$ (1,208,995)
Depreciation and amortization	$ 7,864	$ 5,043	$ 12,907
Identifiable assets	$ 21,173,340	$ 3,553,862	$ 24,727,202
Capital expenditures	$ 816,077	$ 0	$ 816,077
Quarter Ended 12/2/01
Total revenue	$ 435,300	$ 552,284	$ 987,584
Operating profit (loss)	$ (1,292,492)	$ 313,076	$ (979,416)
Depreciation and amortization	$ 12,930	$ 5,089	$ 18,019
Identifiable assets	$ 19,686,500	$ 2,676,268	$ 22,362,768
Capital expenditures	$ 0	$ 0	$ 0
6/1/02 to 12/1/02
Total revenue	$ 1,518,553	$ 43,195	$ 1,561,748
Operating profit (loss)	$ (2,059,244)	$ (88,979)	$ (2,148,223)
Depreciation and amortization	$ 17,484	$ 11,767	$ 29,251
Identifiable assets	$ 21,173,340	$ 3,553,862	$ 24,727,202
Capital expenditures	$ 842,087	$ 0	$ 842,087
6/1/01 to 12/2/01
Total revenue	$ 1,489,093	$ 902,117	$ 2,391,210
Operating profit (loss)	$ (2,138,201)	$ 329,514	$ (1,808,687)
Depreciation and amortization	$ 23,830	$ 11,874	$ 35,704
Identifiable assets	$ 19,686,500	$ 2,676,268	$ 22,362,768
Capital expenditures	$ 2,577,293	$ 0	$ 2,577,293

Page 7 of 15

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INVESTMENT IN LLCs

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

COMBINED BALANCE SHEET

COMBINED ASSETS
Cash	$1,931,408
Land and construction in progress	6,343,526
Other Assets	366,603

$8,641,537

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$6,871,448
Equity	1,770,089

$8,641,537

COMBINED STATEMENT OF INCOME

Net Income from sales	$ 175,758

Page 8 of 15

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

All statements, other than statements of historical fact contained herein constitute “Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”) and Section 27A of the Securities Exchange Act of 1934, as amended(the “Exchange Act”). These forward statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as “anticipate,” “assume,” “believe,” “expect,” “intend,” “plan,” and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company’s documents filed by the Company with the Securities Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligations to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit-by-unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company is recognizing any gain on the sale of these parcels under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale are recovered. The Company chose this method to account for the sale of these land parcels during the last fiscal year. One of the Company’s subsidiaries has invested in three LLCs. Revenue from these entities is being recognized under the equity method. The Company’s subsidiary does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLC. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

WINTER SPORTS, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR TO DATE

For the Period
	6/1/02 to 12/1/02	6/1/01 to 12/2/01
Gross Revenues	$ 1,561,748	$ 2,391,210

Net Income (Loss)	$ (1,123,692)	$ (1,154,019)

Loss per Common Share	$ (1.14)	$ (1.17)

Total Assets	$ 24,727,202	$ 23,362,768

Long-Term Debt less current portion	$ 7,786,705	$ 8,625,000

Revenues

Revenues for the second quarter ending December 1, 2002 were $628,831, a decrease of 36.3% from $987,584 in the same quarter of the prior year. Lift revenue totaled $79,151 during the second quarter this fiscal year compared to $104,014 during the second quarter of the previous year due to poor snowfall. The Resort received less natural snowfall than the previous year, coupled with warmer than normal temperatures, reduced the Resorts’ ability to make snow. Visitation to the Resort was nearly 31% lower than last year at this time. The Company experienced an increase in Equipment Rental and Repairs of $10,912 or 231% from the quarter ending December 1, 2002 to the quarter ending December 2, 2001.

Retail revenues were $63,997 for the second quarter of 2002 compared to $52,521 in 2001. This increase of $11,476 or 22% reflects visitors to the Resort shopping more at the retail establishments. The Company continues to see revenue growth associated with the property management business in terms of Lease, Management & Other Fees increasing by 70% over the second quarter of the previous year.

Management expects no further real estate sales, as the Company is no longer involved in real estate sales. If the Company sells a parcel of land, it is reflected in the Other Income section of the Income Statement.

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Operating Expenses

Operating costs and expenses decreased by $489,926 or 12% from the prior year. This decrease is due mainly to no real estate activity. Most of the Company’s other expenses remained consistent with the prior year.

Other Income

The Company’s subsidiary is a member of Morning Eagle LLC, Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. As of December 1, 2002, the Company’s subsidiary has recognized income of $242,553, which is found on the Income Statement labeled, “Equity in Earnings-LLCs”.

Other income in the second quarter and year-to-date for fiscal year 2002 reflect revenues earned from sales of timber on the Company’s base area lands. The Company also entered into an agreement with a utility company for an easement and for other utility issues during fiscal year 2002. The revenue received was of a one-time nature.

Other Expenses

Interest expense for the quarter ended December 1, 2002 was $66,340, a decrease of $22,041, or 25%. Year-to-date interest expense decreased by $27,060 or 16%, during the first two quarters of 2002 versus the same two quarters of the prior year. These decreases are due to lower levels of borrowing on the Company’s line of credit and term loan as well as lower interest rates on the line of credit.

The second quarter net loss of $642,947 was $33,589 or 5.5% more than the same quarter last year. The year to date net loss of $1,123,692 was $30,327 or 2.6% less than during the same time period last year.

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

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $(1,233,402) at the end of the second quarter of fiscal 2002 improved from working capital of $(1,517,230) at December 2, 2001. The change was due primarily to an increase in the Company’s accounts receivable and inventories in preparation for the ski season.

Land increased by $1,607,842 from the second quarter of last year due to the purchase of 120 acres of land adjacent to the Company’s eastern boundary during the third quarter of last fiscal year. This land is believed to be appropriate for expansion of the resort facilities to provide additional activities for guests. The purchase will continue to be evaluated for the best use of the land.

Deposits and other unearned income is $594,814 higher than at the end of the second quarter of the prior year. The increase is due to an increase in the Company’s early season pass product and an increase in reservation deposits over last year at this time. Total liabilities of $14,952,582 represents 153% of stockholders’ equity at December 1, 2002, down from $14,216,992 or 174% of stockholders’ equity at December 2, 2001.

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during fiscal year 2002. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified options payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. On December 30, 2002, the Company entered into a transaction to purchase 52 acres under this Option Agreement. Under this transaction, the Company entered into a short term loan agreement with Whitefish Credit Union, a related party, for the net purchase price of the property. This loan, due in ninety days, carries interest at 7%. The Company announced this on Form 8-K on December 31, 2002.

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

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

In June, 2002 the Company’s subsidiary, Big Mountain Development Corporation became a member of the Morning Eagle LLC. The LLC has hired Hines Resorts to develop a mixed use condominium located in the Village core. The project will contain 49 residential condominium units with over 10,000 square feet of retail on the street level. Expected completion of this facility is in the fall of 2003. The Company plans to acquire the commercial space and lease it to third party retail entities.

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital improvements and acquisitions. The Company has a revolving, reducing credit agreement that provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $9.75 million agreement reduces available capacity by $750,000 each June 1. At December 1,2002 $6,401,595 was outstanding with $348,405 of unused capacity on the $6,750,000 line of credit.

On January 10, 2003, the Company entered into an agreement with Bank of America to refinance the existing line of credit. The new revolving, reducing line of credit has an initial balance of $13.5 million dollars. Beginning May 31, 2004, the line will annually reduce by $1,200,000. The line of credit is subject to the same covenants and restrictions as the previous one. The interest rate will be based at or below Bank of America’s prime rate. The agreement contains a provision that a portion of the outstanding line is entered into an interest rate hedge for a minimum of five years, with an amortization to be chosen by management.

Management is currently working with a developer who is interested in purchasing a small tract of land to be able to develop affordable housing units at the Resort. Management is attempting to finalize the transaction within the next 90 days.

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

Item 3. Controls and Procedures

It is the conclusion of the Company’s Principal Executive Officer and the Company’s Principal Financial Officer that the disclosure controls and procedures(as defined in Section 240.13a-14(c) and Section 240.15d-(c) of the Exchange Act are effective, based on their evaluation of these controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation. There were no corrective actions taken or significant deficiencies or material weaknesses as a result of this evaluation.

The Company, including its CEO and CFO, does not expect that the Company’s internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended December 1, 2002 and one amended Form 8-K was filed. On October 16, 2002, the Company filed Form 8-K to announce the results of the elections held at the annual meeting of the stockholder. On November 4, 2002 an amended Form 8-K was filed to correct the Item Number on the previously mentioned 8-K. On January 3, 2003, the Company filed Form 8-K to announce the transaction to purchase an Additional 52 acres under an Option Purchase Agreement.

Page 14 of 15

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ———————————— (Registrant)

Date: January 13, 2003	/s/Michael J. Collins ————————————————— Michael J. Collins President & Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2003	/s/Jami M. Phillips ————————————————— Jami M. Phillips Chief Financial Officer (Principal Accounting Officer)

Page 15 of 15

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

Michael J. Collins
Chief Executive Officer
January 13, 2003

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

Jami M. Phillips
Chief Financial Officer
January 13, 2003