Form 10QSB
period 2003-02-23
WINTER SPORTS INC /NEW
filed 2003-04-08
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2003

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

_________________________________________________________________________
Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

As of April 3, 2003 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format   Yes |_| No |x|

WINTER SPORTS, INC.

INDEX

			Page No.
PART I.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets		3 - 4
	At:
	February 23, 2003 (Unaudited)
	February 24, 2002 (Unaudited)
	May 31, 2002

	Condensed Consolidated Statements of Operations		5
	For the periods:
	December 2, 2002 - February 23, 2003 (Unaudited)
	December 3, 2001 - February 24, 2002 (Unaudited)
	June 1, 2002 - February 23, 2003 (Unaudited)
	June 1, 2001 - February 24, 2002 (Unaudited)

	Condensed Consolidated Statements of Cash Flows		6
	For the periods:
	June 1, 2002 - February 23, 2003 (Unaudited)
	June 1, 2001 - February 24, 2002 (Unaudited)

	Notes to Condensed Consolidated Financial Statements		7 - 9

	Management’s Discussion and Analysis of Financial Conditions		10 - 15

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	16

	Item 3.	Controls and Procedures	16

	Item 5.	Other Information	16

	Item 6.	Exhibits and Reports on Form 8-K	16

		Signatures	17

Page 2 of 17

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	2/23/03 (Unaudited)	2/24/02 (Unaudited)	5/31/02 See Note 2
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,477,509	$1,485,317	$740,330
Receivables (net of reserve for bad debts of $0)	752,891	562,295	451,299
Receivables – related parties	178,283	52,218	120,137
Note receivable	0	127	0
Interest Receivable	47,849	11,576	4,761
Income tax refund receivable	325,180	0	154,235
Current deferred tax asset	30,832	32,593	30,832
Inventories	726,651	868,878	573,773
Prepaid expenses	499,582	290,212	247,257

TOTAL CURRENT ASSETS	4,038,777	3,303,216	2,322,624

PROPERTY AND EQUIPMENT
Property and equipment, at cost	29,697,516	28,981,922	28,930,197
Accumulated depreciation and amortization	(16,884,868)	(15,672,058)	(16,253,486)

	12,812,648	13,309,864	12,676,711
Construction in progress	869,211	454,132	721,760
Land and development costs	7,196,498	6,587,428	6,273,075

NET PROPERTY AND EQUIPMENT	20,878,357	20,351,424	19,671,546

INVESTMENT IN LLCs	(133,442)	355,220	182,322

OTHER ASSETS	859,648	456,397	682,773

TOTAL ASSETS	$25,643,340	$24,466,257	$22,859,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,426,600	$1,176,696	$626,949
Accounts payable – related parties	12,339	0	8,460
Employee compensation and related expenses	420,584	441,078	304,555
Taxes other than income and payroll	79,505	185,854	96,976
Income taxes payable	0	178,290	0
Interest payable	78,501	76,256	43,032
Short-term debt	0	500,000	0
Current portion-long term debt	45,304	0	42,890
Deposits and other unearned income	1,613,126	883,262	2,399,040
Other current liabilities	2,898	3,317	3,193

TOTAL CURRENT LIABILITIES	3,678,857	3,444,753	3,525,095

LONG-TERM DEBT, less current portion	8,989,581	8,903,555	6,013,705

DEFERRED INCOME TAXES	2,478,928	1,855,507	2,422,153

TOTAL LIABILITIES	15,147,366	14,203,815	11,960,953

Page 3 of 17

STOCKHOLDERS’ EQUITY

Common stock (5,000,000 shares authorized;
no par value; 988,668 shares outstanding)	3,887,676	3,887,676	3,887,676
Retained earnings	6,608,298	6,374,766	7,010,636

TOTAL STOCKHOLDERS’ EQUITY	10,495,974	10,262,442	10,898,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,643,340	$24,466,257	$22,859,265

The accompanying notes are an integral part of these financial statements. Page 4 of 17

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter		Year to Date
	12/2/02 to 2/23/03	12/3/01 to 2/24/02	6/1/02 to 2/23/03	6/1/01 to 2/24/02
REVENUE
Lifts	$3,317,722	$3,861,565	$3,654,811	$4,253,792
Retail	478,924	467,065	718,290	703,298
Equipment rental & repair	369,521	415,839	421,422	455,752
Lodging	71,923	89,417	153,798	177,661
Lease, management & other fees	1,112,369	1,380,794	1,919,736	2,134,857
Lease, management & other fees –
related parties	112,390	124,834	156,540	166,364
Real estate sales	0	268,000	0	1,107,000

TOTAL REVENUE	5,462,849	6,607,514	7,024,597	8,998,724

OPERATING COSTS AND EXPENSES
Direct expenses – lifts	857,716	874,367	1,463,042	1,462,233
Depreciation – lifts	535,225	528,828	535,225	528,828
Cost of retail	268,645	299,642	420,102	436,099
Cost of real estate sales	0	239,832	0	683,360
Payroll & related expenses	1,100,886	1,147,580	2,422,316	2,485,948
Direct expenses	370,598	514,757	972,676	1,215,680
Direct expenses – related parties	3,246	9,275	9,738	27,130
Marketing	250,870	338,881	685,290	759,948
Marketing - related parties	3,679	0	1,527	750
Depreciation & amortization	405,184	344,425	434,435	380,129
General & administrative	353,037	239,048	903,109	762,626
General & administrative –
related parties	19,744	(2,499)	31,342	(8,697)

TOTAL OPERATING COSTS AND EXPENSES	4,168,830	4,534,136	7,878,802	8,734,034

OPERATING INCOME (LOSS)	1,294,019	2,073,378	(854,205)	264,690

OTHER INCOME (EXPENSE)
Interest income	17,494	59,838	52,994	59,838
Interest expense	(79,737)	(111,461)	(158,709)	(278,281)
Interest expense-related parties	(3,061)	0	(63,849)	0
Sale of land	0	0	925,989	2,441,315
Unrecognized gross profit on land sale	0	0	(862,891)	(2,441,188)
Cost of land sale	0	0	(63,098)	(127)
Gain on land sale-previously
Unrecognized	0	1,149,361	141,938	1,149,361
Equity in Earnings-LLCs	(21,588)	355,200	220,965	355,200
Gain on disposal of assets	13,622	1,780	15,652	3,093
Other income (expense)	(18,673)	(320)	(25,530)	50,509

TOTAL OTHER INCOME (EXPENSE)	(91,943)	1,454,398	183,461	1,339,720

INCOME (LOSS) BEFORE INCOME TAX	1,202,076	3,527,776	(670,744)	1,604,410
Provision for income tax	480,722	1,411,110	(268,406)	641,764

NET INCOME (LOSS)	$721,354	$2,116,666	$(402,338)	$962,646

EARNINGS (LOSS) PER COMMON SHARE	$.73	$2.14	$(.41)	$.97

The accompanying notes are an integral part of these financial statements. Page 5 of 17

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	6/1/02 to 2/23/03	6/1/01 to 2/24/02
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(482,053)	$1,913,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	272,660	20,715
Option payment on land	(15,000)	(56,000)
Purchase of land	(888,058)	0
Property and equipment acquisitions	(1,156,965)	(5,726,639)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,787,363)	(5,761,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draws on long-term revolver	6,763,113	6,318,500
Loan fees paid	(15,000)	(7,000)
Principal payments on long-term revolver	(3,742,832)	(3,540,000)
Proceeds from long-term loan	0	1,428,000
Proceeds from term loan	0	1,875,000
Payments on term loan	(42,890)	(1,206,945)
Option proceeds on land purchase	44,204	0
Proceeds from short term loan	0	500,000
Payments on term loan	0	(200,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,006,595	5,167,555

Net increase in cash and cash equivalents	737,179	1,318,994

Cash and cash equivalents at beginning of period	740,330	166,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,477,509	$1,485,317

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

Interest (net of capitalized interest)	$185,621	$197,066
Income taxes (net of refunds)	$0	$0

The accompanying notes are an integral part of these financial statements. Page 6 of 17

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein in the Company’s Annual Report for the year ended May 31, 2002.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the interim periods presented.

Certain amounts in the February 24, 2002 financial statements have been reclassified to conform to the February 23, 2003 presentation.

NOTE 2 – May 31, 2002

The balance sheet at May 31, 2002 has been condensed from the audited financial statements of that date.

NOTE 3 – SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operation of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenue during the Company’s main periods of business. The Company also generates revenues from the sale of real estate that is ongoing throughout the fiscal year. Therefore, the results of operations for the interim and year-to-date periods ended February 23, 2003 and February 24, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5 – NOTES PAYABLE

The Company entered into a new loan agreement with Bank of America National Trust and Savings Association in January, 2003. The new agreement provides for a $13,500,000 revolving reducing line of credit, which matures on May 31, 2009. The new agreement contains many of the same covenants as the previous one; a health ratio, a debt service coverage ratio, restrictions on investments, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each May 31, the amount available under the line reduces by $1,200,000. At February 23, 2003, $5,851,124 was unused and available under the instrument. At February 24, 2002 $692,500 was unused of the $7,500,000 then available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE (CONTINUED)

The Company entered into a term loan agreement with Bank of America for $1,875,000 during the second quarter of fiscal year 2002. The loan had a three-year term with interest only payable monthly at or below Bank of America’s prime rate. The proceeds from this loan were used as a portion of the purchase price of the 100-acre tract of land acquired during the first quarter of the current fiscal year adjacent to the Company’s northern boundary. The balance of the loan as of February 24, 2002 was $668,055. The Company repaid the loan during the third quarter of fiscal year 2002.

During the third quarter of 2002, the Company purchased 120 acres adjacent to the Company’s eastern boundary for $2,040,000. The purchase was funded by the company borrowing $1,428,000 from Whitefish Credit Union, a related party. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January beginning with January 1, 2003. This loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The seller also provided financing through a three-month short-term note for $500,000 at a rate of 8% per annum. The Company paid the short-term note off in March, 2002. The long-term portion of the amount owing on the Whitefish Credit Union loan as of February 23, 2003 was $1,340,705.

NOTE 6 – BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a ski area and the investment of real estate. Financial information by industry segment for the third quarter and year-to-date for 2003 and 2002 is summarized as follows:

	Ski Area	Real Estate	Consolidated
Third Quarter
Quarter Ended 2/23/03
Total revenue	$5,440,420	$22,429	$5,462,849
Operating profit (loss)	$1,327,999	$(33,980)	$1,294,019
Depreciation and amortization	$935,367	$5,042	$940,409
Identifiable assets	$22,123,248	$3,520,092	$25,643,340
Capital expenditures	$1,202,936	$0	$1,202,936

Quarter Ended 2/24/02
Total revenue	$6,293,738	$313,776	$6,607,514
Operating profit	$2,056,851	$16,527	$2,073,378
Depreciation and amortization	$868,164	$5,089	$873,258
Identifiable assets	$21,392,603	$3,073,654	$24,466,257
Capital expenditures	$3,149,346	$0	$3,149,346

6/1/02 to 2/23/03
Total revenue	$6,958,973	$65,624	$7,024,597
Operating profit (loss)	$(731,246)	$(122,959)	$(854,205)
Depreciation and amortization	$952,851	$16,809	$969,660
Identifiable assets	$22,123,248	$3,520,092	$25,643,340
Capital expenditures	$2,045,023	$0	$2,045,023

6/1/01 to 2/24/02
Total revenue	$7,782,831	$1,215,893	$8,998,724
Operating profit (loss)	$(81,351)	$346,041	$264,690
Depreciation and amortization	$891,994	$16,963	$908,957
Identifiable assets	$21,392,603	$3,073,654	$24,466,257
Capital expenditures	$5,726,639	$0	$5,726,639

Page 8 of 17

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN LLCs

The Company’s subsidiary, Big Mountain Development Corporation has become a member of three limited liability companies, Northern Lights LLC, Morning Eagle LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. Condensed financial information of the LLCs are as follows:

COMBINED BALANCE SHEET

COMBINED ASSETS
Land held for development and sale	$8,970,104
Cash	2,062,686
Other Assets	447,139

$11,479,929

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$9,619,162
Equity	1,860,767

$11,479,929

COMBINED STATEMENT OF INCOME

Net Income from sales	$122,381

Page 9 of 17

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

WINTER SPORTS, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Period 6/1/02 to 2/23/03	For the Period 6/1/01 to 2/24/02
Gross Revenue	$7,024,597	$8,998,724

Net Income (Loss)	$(402,338)	$962,646

Income (Loss) per Common Share	$(.41)	$.97

Total Assets	$25,643,340	$24,466,257

Long-Term Debt	$8,989,581	$8,903,555

RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the third quarter were $5,462,849, a decrease of $1,144,665 or 17% from the same quarter of the prior year. The decrease is due primarily to a decrease in Real Estate Sales of $268,000 during the prior fiscal year and no revenue from this source during the current fiscal year. The Company no longer engages in the sale of real estate product. The Company also experienced a decrease in Lift revenue of 14% over the same time last year. The Resort is continuing to experience a change in traveler behavior, which became evident in the post-September 11, 2001 environment. Guests are booking their visits closer to the arrival date and are changing their plans based on new information in the political and economic reports. Although the Resort has more than adequate snowfall, it is perceived to be lacking in adequate snowfall due to a generalization of resorts in the northwestern section of the United States. Marketing and website coverage is trying to provide our potential guests with a realistic perspective of our good snow conditions and the quality vacation experience that the Resort has to offer.

Year to date revenue, as of February 23, 2003 was $7,024,597, a 22% decrease over last year at the same time. Real Estate Sales accounted for the greatest portion of this decrease, or 56% of this decrease.

Operating Costs and Expenses

Total operating costs and expenses decreased by $365,306 (8%) from the same quarter of the previous year. The decrease was due to the elimination of real estate sales during this fiscal year.

Year to date operating costs and expenses have decreased 10% or $855,232 compared to the previous fiscal year. The Company continues to monitor all costs and make sure that expenditures are in line with the visitation level at the Resort, in order to be cost effective and to also ensure that the guest has a quality experience.

Other Income and Expense

Interest expense for the quarter ended February 23, 2003 was $82,798; a decrease of $28,663 or 26% lower than the third quarter of last year. Interest expense decreased by $55,723 or 20% during the first three quarters of the current fiscal year. These decreases are due to lower interest rates on the Company’s line of credit with Bank of America. The Company is able to lock portions of the line of credit under LIBOR interest rates which are under the prime rate offered by most banks. This allows the Company to pay less interest expense on those amounts that are locked for varying periods of time.

The Company recognized a portion of the gain on the sale of land during the third quarter last year in the amount of $1,149,361. The Company sold approximately 16 acres during the first quarter of this fiscal year. The Company is recognizing the gain on the sale of the land under the Cost Recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the second quarter of this year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received.

The Company’s subsidiary is a member of Morning Eagle LLC, Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. As of February 23, 2003, the Company’s subsidiary has recognized income of $220,965, which is found on the Income Statement labeled, “Equity in Earnings-LLCs”.

Other income, year-to-date for fiscal year 2002, reflects revenues earned from sales of timber on the Company’s base area lands. The revenue received is of a one-time nature, as the Company does not expect to harvest any more timber in the near future.

Net Income

The third quarter net income of $721,354 was $1,395,312 or 66% less than the same quarter last year. The year to date net loss of ($402,338) was $1,364,984 less than during the same time period last year. This was due to recognizing the gain on the sale of land on the Cost Recovery method and the income recognized from the investment in the limited liability companies during the third quarter of last year compared to the current year.

The Company’s main periods of business occur mostly in its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company’s business, results in any one quarter are not necessarily indicative of the results for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter of 2003 was $359,920. This represents an increase of $501,457 from the end of the same quarter last year. The increase is primarily due to increases in accounts receivable and prepaid expenses compared to the end of the same quarter last year. Prepaid expenses increased due to the Company’s insurance rates increasing due to the continuing hardening of the insurance market as a continuing residual effect nation-wide of post-September 11 effect.

Total liabilities of $15,147,366 represent 144% of stockholders’ equity at February 23, 2003 compared to $14,203,815 or 138% of stockholders’ equity at February 24, 2002.

Management continually evaluates the Company’s cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement that provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $13.5 million agreement reduces available capacity by $1,200,000 each May 31. At February 23, 2003, there was $5,851,124 outstanding on the available line of credit.

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during fiscal year 2002. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified options payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. On December 30, 2002, the Company entered into a transaction to purchase 52 acres under this Option Agreement. The Company was able to apply $44,204 of these option payments towards the purchase price of this land. The Company announced this on Form 8-K on December 31, 2002.

Due to the seasonality of the business, liquidity varies. The first half of the fiscal year is a time when capital improvements to the resort normally take place. The summer season generates visitors, but not with the same level of consumer spending. Liquidity levels are lower at this point. The second half of the fiscal year is a time of high liquidity. The resort experiences a higher visitor level with a higher level of consumer spending. During the second half of the fiscal year, debt levels incurred during the first half are reduced. The Company is working towards increasing the level of visitors to the resort during the summer and shoulder seasons to make this a year round resort. A conference center is being analyzed as well as new activities appealing to all age groups and ability levels. In this way the Company will be able to attract more visitors, who spend more time at the resort. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

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

In June, 2002 the Company’s subsidiary, Big Mountain Development Corporation became a member of the Morning Eagle LLC. The LLC has hired Hines Resorts to develop a mixed use condominium located in the Village core. The project will contain 49 residential condominium units with over 10,000 square feet of retail on the street level. Expected completion of this facility is in the fall of 2003. The Company plans to acquire the commercial space and lease it to third party retail entities during the first quarter of fiscal year 2004.

In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral., The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions of Interpretation No. 45 to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 became effective and were adopted by the Company on December 31, 2002.

In January, 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin NO. 51.” Under the provisions of Interpretation No. 46, certain variable interest entities, often referred to as “Special Purpose Entities,” are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined the impact of the application of this Interpretation on the consolidated financial statements as of the date of this report.

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

On August 14, 2002, the Company filed Form 8K to announce that the Company’s Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort. The new facility is currently being planned to measure 41,000 square feet, including parking, with approximately 27,000 square feet of useable meeting space. Management has been working with consultants within the conference center industry to ensure the building layout is a workable facility for the conference center market that is currently being contemplated. Management has also been working with a construction company for the pricing of the building itself. Management is continuing to review the documents provided by the consultant and construction company, working those budgetary numbers into the cash flow of the Company overall to ensure the viability of this business in the current economic climate. The location for this facility, to be named Crown of the Continent Conference Center, is where the Bierstube is currently located. The Company has investigated moving the Bierstube building, however due to structural constraints, it does not appear to make economic sense to do so. The Company expects the atmosphere of this bar/restaurant to appear again in another location and is currently investigating various options.

The Company has also been in discussions with another entity to develop a non-equity members club. This club would initially be comprised of members on a one-time invitational basis. After that initial timeframe, members would be invited to join based on the purchase of property within the Company’s designated area. At the present time, it is contemplated that the Company would enter into a limited liability company with this entity for the general operation of the club. The limited liability company would then enter into an operating agreement with the Resort as well as the entity to provide various amenities for the club members. A one-time refundable deposit would be collected from the members as well as monthly dues. The amount of the refundable deposit and monthly dues would be determined based on the level of membership the prospective club member chooses. The Company hopes to make an announcement on the formation of this club concept within the next 60 days.

The Company has received a preliminary development plan from Hines Resorts for the development of 18 new single family home sites to be located near the Outpost. The Company has reviewed it and presented it to the Board of Directors who has approved the project. The Company has signed the closing documents to this tract of land on April 4, 2003.

Management has been working with a developer who is interested in purchasing a small tract of land to be able to develop affordable housing units at the Resort. These affordable housing units would be available to residents of the area based on various factors, including level of income. The units would be developed and managed by the same entity. This entity will be responsible for the complete management of these units for the next 30 years. The developer would like to break ground for this project in early summer 2003. The Company has signed the closing documents for this parcel on April 4, 2003.

The Company’s subsidiary, Big Mountain Development Corporation has entered into a LLC agreement. This entity called the Glades will hire Hines Resorts to develop a single family home site. Hines Resorts plans to hold a sales event for this development during the first 10 days of April initially.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10-13 Glades LLC

One report on Form 8-K was filed on January 3, 2003 to announce the transaction to purchase an additional 52 acres under an Option Purchase Agreement.

Page 16 of 17

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ———————— (Registrant)

Date: April 7, 2003	/s/ Michael Collins ——————————————— Michael Collins President and Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2003	/s/ Jami M. Phillips ——————————————— Jami M. Phillips Chief Financial Officer and Treasurer (Principal Financial Officer)

Page 17 of 17

WINTER SPORTS, INC. FORM 10-QSB FORM 302 CERTIFICATION I, Jami M. Phillips, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Winter Sports, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, an for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
April 7, 2003

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
April 7, 2003