Form 10KSB
period 2003-05-31
WINTER SPORTS INC /NEW
filed 2003-08-28
CIK 803003

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2003, or

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

Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|    No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant’s revenues in its most recent fiscal year were $10,312,046.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 16, 2003 was $12,852,684.  As of August 16, 2003, the number of shares outstanding of the registrant’s common stock, no par value, was 988,668.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB	Incorporated Document
Part III, Item 9, Item 10	Proxy Statement dated , 2003
Item 11, Item 12, Item 14	to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on ,2003

Total number of pages, including cover page 45 Exhibit Index - page 35-36

- 1 -

WINTER SPORTS, INC. Form 10-KSB Table of Contents

Part I

Item 1.  Business

Winter Sports, Inc. d/b/a Big Mountain Resort (the “Company” or “Big Mountain”), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the “Forest Service”).  The balance of the land is owned by the Company.  Revenues are generated from lift ticket sales, ancillary services, management agreements and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions.  In fiscal 1993, real estate sales became a significant business segment with the creation of Big Mountain Development Corporation.  The Company owns over 900 acres in and around its base area which is available for resort activities as well as commercial and residential development.

The ski facilities include nine chairlifts and two T-bar lifts, which service approximately 45 miles of ski slopes and trails.  In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (retail) located at the summit of the mountain and the Outpost (ski shop and skier services operation) at the lower village near the lower parking lots.  The Company also operates a property management business.  The Company has leased to concessionaires food and beverage operations, a day-care center, a photography shop, a snowmobile operation, horse operations and sleigh and wagon rides. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 47.3%, 42.2%, and 33.26%  of total revenues in 2002/03, 2001/02, and 2000/01, respectively.  The Company has an all beverage liquor license and is designated as a “resort area” for the issuance of additional resort retail liquor licenses.

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

The Company’s business is primarily seasonal.  A significant portion of its gross revenue is derived during the winter ski season.  Real estate sales have occurred on a year-round basis in the past.  The Company maintains a year-round staff of approximately 80 employees.  During the peak ski season, approximately 450 persons are employed.  During the summer operations, approximately 130 persons are employed.

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

The land occupied by the Summit House and the Company’s lift sites are subject to a 38-year term, special-use permit from the Forest Service expiring December 31, 2038, covering approximately 18 acres.  Approximately 3,055 acres are covered by a year-to-year Forest Service permit.  These permits do not create a legal interest in favor of the Company on the subject lands.  The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines.  The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements.  Both permits require the allowed use to be actually exercised at least 90 days per year.  The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on certain income.  Such rates are adjustable every year.  The current rate is 1.96% of applicable revenues.  Payments for fiscal year 2003 were $106,266. Payments in 2002 and 2001 were $95,319 and $91,596, respectively.

In carrying out its business, the Company must comply with a number of requirements concerning environmental quality.  Advance approval from the Forest Service must be obtained for all construction, land alteration and significant repair, in addition to obtaining approval from other state and federal agencies regarding the protection of the environment and wildlife within the permitted areas.  In 1985-86, the Company undertook a major expansion to build a chairlift and ski slopes on the previously undeveloped northern slope of Big Mountain.  As a result of this expansion, restrictions for lifts on north slopes were imposed by the Forest Service covering the length of the ski season on those slopes, time periods for construction and restriction of outdoor cooking at the mountain top restaurant during the summer season.  Since 1990, the Company has pursued additional expansion of ski terrain and additional amenities to offer customers within its permit area and in 1996 a Record of Decision was issued by the Forest Service approving most of the expansion items requested.

The Company has three wholly owned subsidiaries.  Big Mountain Water Co., a regulated utility, supplies water to all base area facilities and nearby properties.  Big Mountain Development Corporation was activated in September 1991 to oversee and coordinate the planning and real estate activities of certain land parcels owned by the Company.  The Company formed Big Mountain Club LLC during the end of fiscal year 2003.  This entity was formed as negotiations with the owner of the golf course in the Flathead Valley became substantial in order to properly accumulate the start up costs for this company.  This entity is expected to become a non-equity membership club providing access to alpine facilities at Big Mountain as well as golf amenities at the golf course.

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

For the fiscal year ending May 31, 2001, the Company implemented an integrated  resort-wide ticketing software package.  This has allowed the Company to achieve better guest demographics at the resort as well as give the Company the opportunity to provide a more seamless experience for the guest.  The Company also installed a new T-Bar lift which gives access to approximately 20 acres of new terrain on the eastside of the mountain.  Improvements were made to the Hibernation House, an economy hotel-like property owned by the Company.  Three units were purchased in the Alpinglow condominium building in the village core.  These units will be placed in the rental pool.  A new groomer was added to the existing fleet as well as replacement of some of the computers, rental inventory, and vehicles.  The Company also invested in new activities for guests to enjoy while visiting the mountain throughout the year.  A mechanical bull was added to one of the concessionaire’s facilities; archery, new mountain bike trails as well as Thrill Sleds were added.

On March 19, 2001, the Company announced that Hines Resorts, a division of international real estate firm, Hines, was selected as the developer for the village at Big Mountain Resort.  Plans call for a pedestrian-scale village with more than 700 residential/lodging units, at least one hotel, condominiums and town homes, employee housing, as well as additional commercial space and a conference center.

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

On December 21, 2001, the Company purchased 120 acres of land contiguous to the Company’s southeastern boundaries.  The Company is looking at this purchase as the first in three potential purchases under an option agreement entered into with the property owner.  The company plans to include this parcel into a larger activity area at the Resort.

During 2002, the Company added a 2500 square foot meeting room to the Outpost facility.  This room allows an additional potential for group bookings.  The Company began an expansion of its snowmaking capability along the Chair 2 ski trails.  The Company completed this project during the current fiscal year with the filling of a seven million gallon reservoir near the upper terminal.  The Company also installed a triple chairlift, which services the beginner terrain for skiers and snowboarders just learning their respective sport.  This lift replaced an old platter lift located at the site.  The chairlift allowed the Company to expand the beginner terrain available.

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

The Company became involved in the planning of a conference center during fiscal year 2003.  This process involved not only completed construction drawings, but also the marketing and furnishing plan for the facility.  The Board of Directors decided to place the project on hold while researching the various options available to secure a hotelier for the Resort.

Other improvements during the recently completed fiscal year included additional upgrades to the rental fleet and computer upgrades.

Also during fiscal year 2003, the Company purchased an additional 52 acres of land adjacent to the 120 acres purchased in 2001 as part of the continuing plan to incorporate this area into additional Resort activities.

The Company also sold a small tract of land to a 501(c)(3) entity who plans to engage a developer to construct 10 affordable housing units.  As compensation for this bargain sale, the Company was able to raise cash and received a charitable donation.

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits.  All of the Company’s ski resort assets are encumbered to secure the Company’s line of credit.  See Note 6 of the “Notes to Consolidated Financial Statements”.

The lengths and capacities of the Company’s ski lifts are as follows:

Lifts	Type	Number *	Vertical Rise	Rides/Hour

Glacier Chaser	Quad Chair	#1	2,088 ft.	2,400
Swift Creek	Double Chair	#2	1,116 ft.	950
Tenderfoot	Triple Chair	#3	434 ft.	1,070
Great Northern	Triple Chair	#4	1,360 ft.	1,575
Glacier View	Triple Chair	#5	840 ft.	1,800
Village Lift	Quad Chair	#6	280 ft.	1,500
Big Creek Express	Quad Chair	#7	1,216 ft.	1,800
Hellroaring	Triple Chair	#11	1,281 ft.	1,800
Easy Rider	Triple Chair		139 ft.	1,800
T-Bar #1	T-bar		572 ft.	925
T-Bar #2	T-Bar		400 ft.	855
Powder Puff	Rope Tow		25 ft.	900

* Chair numbers refer to numbers assigned in Big Mountain’s Resort Area Master Plan.

The Company’s major buildings are as follows:

	Square Footage
Building	Floor	Deck

Chalet	11,428	1,080
Bierstube	3,860	2,000
Big Mountain Ski Shop	8,928
Hibernation House	15,360
Summit House	14,400	2,920
Ski Hut	896
Maintenance Building	5,250
Warehouse and Maintenance Building	15,360
Ticket Sales Building	850
Barn	1,800
Maintenance Shop on mountaintop	1,800
Outpost Building	11,404
Events Building	1,440
Kintla Lodge Retail Space	6,526
Sherpa Pool	2,850
GVPM Office building	3,892

Item 3.  Legal Proceedings

The information appearing in Note 12 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2003.

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

	2003		2002
Quarter	High	Low	High	Low

1st	16.50	15.00	19.50	13.00
2nd	16.50	14.00	20.50	15.00
3rd	14.25	12.00	19.00	16.00
4th	13.50	8.00	18.00	15.00

No cash dividends have been paid on the Company’s common stock since 1984.  The declaration of dividends is subject to certain restrictions contained in the loan agreement between Bank of America and the Company.  These restrictions prohibit the payment of cash dividends, other than for preferred dividends or fractional shares, without prior written consent of the Bank.

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

The approximate number of shareholders of record for the Company’s common stock as of August 16, 2003 was 691.

Equity Compensation Plan Information

The Company does not have any equity compensation plans at this time.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact contained herein constitute “Forward-looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended(the “Exchange Act”).  These forward statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events.  Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements.  Such forward-looking statements involve a number of risks and uncertainties.  The Company has tried wherever possible to identify such statements by using words such as “anticipate,” “assume,” “believe,” “expect,” “intend,” “plan,” and words and terms similar in substance in connection with any discussion of operating or financial performance.  In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following:  general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company’s documents filed by the Company with the Securities Exchange Commission.  The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each.  The Company records season pass revenue as it is earned.  The Company has a ticketing system which scans the ticket of each person who accesses the chair lifts.  A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts.  Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis.  The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land.  One of the Company’s subsidiaries is recognizing any gain on the sale of these parcels under the cost recovery method.  The Company chose this method because the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity.  Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been has invested in four LLCs.  Revenue from these entities is being recognized under the equity method.  The Company’s subsidiary, Big Mountain Development Corporation, does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLC.  Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset.  For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code.  The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

The Company adopted FASB 142 at the beginning of the 2003 fiscal year.  Under this FASB, goodwill will no longer be permitted to be amortized.  Instead, goodwill and other intangibles will be subject to an annual test for impairment of value.  This statement will not have a material effect on the Company’s financial statements as presented.

Statement of Financial Accounting Standards No. 143 was adopted by the Company in 2003.  Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change.  This statement will not have a material effect on the Company’s financial statements as presented.

The Company adopted FASB 144 at the beginning of the 2003 fiscal year.  This standard sets forth guidelines for accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This pronouncement will not have a material effect on the financial statements as presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company did not have any such activities during the current year.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),an interpretation of FASB Statement No. 5, “Accounting for Contingencies.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this standard had no material impact on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Subsequent to January 31, 2003, one of the Company’s subsidiaries became a member in Glades Development LLC.  The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity.  Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC.  The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company’s subsidiary, Big Mountain Development Corporation, could be the primary beneficiary, therefore the entity will be consolidated in the first interim period beginning after June 15, 2003, due to the date of the initial involvement with this entity.  See Note 4 for the required disclosures.

RESULTS OF OPERATIONS

Revenues

In 2003 consolidated revenues decreased by 21% from the prior year.  The Company saw a decrease of 17% in Lease, Management and other fees.  Lodging revenue at the Company’s economy hotel property decreased by 14%, while Equipment rental and repair saw a 6% decrease from 2002.  Retail experienced a decrease of 8% over last year.   The Company also saw a decrease in Real Estate Sales of $2,004,186 from fiscal year 2002 as the Company is no longer involved in that business.

Skier visits decreased by over 30,200 or 11% in 2003. During the fiscal years ending May 31, 2003, 2002 and 2001, the Company offered for a limited time a discounted season pass program.  The lack of early season snow and the effects of the war in the Middle East affected guest visitation.  During the time of the conflict, ridership decreased and then increased again after much of the conflict was reduced.  The Company continues to feel the effects of September 11, 2001 through the change in traveler behavior.  Guests are booking their vacations closer to the time they plan to travel and are utilizing the internet more to analyze their options.  The Resort saw more local and regional skiers and fewer destination skiers.  Destination skiers tend to stay in lodging at the Resort, rent equipment and take lessons to learn their sport.  The Company also experienced a decline in visitation due to the perception of lower than average snowfall.  The northwestern portion of the United States in some parts had low snow conditions.  The Resort, although having adequate snowfall, was not perceived by the traveler as having good conditions.  The Company saw improvement in its Canadian markets over last year, but the weakness of the Canadian dollar still contributes to lower visits than were previously experienced.  The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur.    The Company’s four major markets are:  the local drive market, the Pacific Northwest, the Midwest and Canada. The Company plans to continue expanding its marketing programs in all of its markets.

In 2002 consolidated revenues increased by $140,331 over 2001.  The increase is primarily due to the increase in retail income of $320,157 or 40% from 2001.  An increase in lift revenue of $157,894 or 3% from 2001 to 2002 also contributed to the increase in revenues.    Revenue from Lease, Management and other fees increased by $881,776 or 38%.  The increase was due to increased reservations and property management fees as a result of the addition of the property management company purchased in 2001.

Operating Cost & Expenses

Operating costs and expenses in 2003 were $11,390,520 compared to $12,766,645 in 2002.  The $1,376,125 or 11% decrease was primarily attributable to the decrease in Cost of real estate sales.  The decrease in Direct expenses – lifts is due to the Company actively managing the timing of operations of lifts during the early ski season as well as during lower visitation periods.  The Resort is able to enjoy excess lift rider capacity and is able to operate some lifts on an as needed basis.  The Company anticipates continuing to utilize a staggered opening of its available lifts during the early ski season.  General and administrative costs increased by 13% or $153,070 partially as a result of an increase in its insurance costs.  Most companies have experienced an increase in insurance premiums as a result of September 11.  The ski industry is also experiencing an increase in premiums due to the level of claims insurance carriers have seen related to terrain park and half-pipe injuries.  The Company is actively working with its insurance provider to see what can be done to minimize the effect of even more premium increases.  The Company expects, due to the insurance market overall, another increase in premiums during the current fiscal year.

Interest Income/Expense and Other Income/Expense

Interest income as of May 31, 2003 was $76,175.  This income is associated with notes held by the Company for land sale transactions.  Interest income in 2002 was $203,317.  This income was earned from a note receivable related to the sale of 16 acres earlier in the fiscal year.

In 2003, interest expense was $338,770 compared to $489,287 in 2002, a 31% decrease.  The decrease was due to favorable interest rates on the company’s line of credit.  During fiscal year 2002, the Company purchased 120 acres of land adjacent to the Company’s eastern boundary.  The purchase was funded with a five-year term loan at Wall Street Prime plus 1%.  The Company’s line of credit with Bank of America remained relatively the same at May 31, 2003 as it was at the same time last year.   Capitalized interest during 2003 was $6,996 compared to $15,232 in 2001.

The Company recognized a portion of the gain on the sale of land during 2002 in the amount of $2,368,737.  The Company sold approximately 16 acres during the first quarter of this fiscal year.  The Company is recognizing the gain on the sale of the land under the cost recovery method.  Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered.  During the year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received.  The Company expects this to continue through the second quarter of the current fiscal year.

The Company’s subsidiary, Big Mountain Development Corporation, is a member of Morning Eagle LLC, The Glades LLC, Moose Run II LLC and Northern Lights LLC.  In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities.  The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC.  Each LLC undergoes an independent financial audit of its transactions.  The Company’s subsidiary receives a portion of the profit from each of these entities.  The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing.  The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs, except for Morning Eagle LLC, in which the Company’s subsidiary will receive 22% of any residual profit.  The Company’s subsidiary has recognized income of $144,234 this year, which is found on the Income Statement labeled, “Equity in Earnings-LLCs”.  During the first interim period beginning after June 15, 2003, Moose Run II LLC will be consolidated under the provisions of FIN 46.  It has been determined by the Company that this is the only variable interest entity in which the Company’s subsidiary is the primary beneficiary.

Other income (expenses) decreased to $2,330 in 2003 compared to $95,514 in 2002. During 2002, the Company collected $243,505 which was received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company’s property where the landowner would have egress.  It was previously unclear when and if this would be collected as well as what the actual dollar amount that the landowner would be liable for. This type of revenue is not expected in the future.

Also included in Other income (expenses) during 2002, are amounts which were incurred during the preparation of the mountain plan to include installing another chair lift on the mountain.  The Board of Directors and management incurred costs of $105,670 during this planning and subsequently decided not to install the lift.  This decision was made as the current lift utilization is not close to reaching its upper capacity limit.   It was decided the Company could benefit from a different use of the capital it would have taken to install this lift.  The Company also expensed the Environmental Impact Statement (EIS) of $57,306 as it was determined that the useful life of the Statement had expired.

Income Taxes and Net Income

Fiscal year 2003 is reporting pre-tax net loss of ($1,036,919).  The income tax benefit generated from this is $470,446, producing an effective tax rate of (45%).  The Company will carryback this year’s net operating loss to May 31, 2001 and 2002 for Federal purposes, resulting in refundable taxes of $203,370.  The remaining $583,626 of Federal net operating loss is available to offset future taxable income, with the loss expiring May 31, 2023.  For state purposes, the net operating loss was $1,233,720, which was carried back to May 31, 2000 and was fully utilized.  This resulted in a refund of $83,276.

The pre-tax net income in 2002 was $2,636,120 compared to pre-tax net loss of ($15,028) in 2001.  The income tax expense generated from the pre-tax net income in 2002 was $1,037,603, producing an effective tax rate of 39% compared to an effective tax benefit of (38%) in 2001.

Net income in 2002 was $1,598,517 or $1.62 per common share up from ($9,328) or ($.01) per common share in 2001.

Deferred Taxes

Long term deferred income taxes increased to $2,448,191 in 2003 from $2,422,153 in 2002.  The noncurrent deferred tax asset increased by $228,952 to $469,593 in fiscal year 2003 from $240,641 in 2002.  As described in Note 7, temporary differences exist in the computation of income for financial and tax-reporting purposes, giving rise to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

At the end of 2003 working capital was ($973,585), a decrease of $228,886 from May 31, 2002.  The decrease is primarily due to a decrease in the Cash available as well as a decrease in Accounts Receivable.

From mid-March through mid-May of the last three fiscal years, the Company has offered a limited time reduced season pass price.  The effect of this, is that the Company is able to generate cash flow toward the end of the fiscal year, while it does not recognize the revenue until it is actually earned(as the season pass holder skis).  The Company did not experience as high a level of season pass sales for the upcoming 2004 season.  The Flathead Valley had three of its larger employers announce layoffs during the time of the early season pass sales.  The Company expects to capture some of these guests through the  frequent skier card product or day ticket sales.  During 2002, the Company increased the season pass price by 13%, thus generating a higher level of unearned income.  The Company expects to continue with this program, although it is expected that the price will probably increase in the coming years.

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

Short term liquidity needs for the Company involve funding seasonal working capital requirements and funding our limited 2004 capital expenditure program.  Long term, liquidity needs are to fund skiing-related capital improvements.  Capital expenditures are funded through the Company’s line of credit with Bank of America.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of the projects, future cash flow availability from Resort operations and future borrowing availability.  The Resort is well positioned for the next couple of years and should not have to expend large amounts on mountain improvements.  Continued growth of skier visits, revenues and profitability will require periodic capital investment in on-mountain improvements.

Specifically during 2003, the Company took a conservative approach to capital expenditures.  It completed the seven million gallon water reservoir it began last fiscal year in order to have snowmaking along the Chair 2 ski trails.  Snowmaking helps to mitigate the weather conditions that impact the Resort during the ski months.  A lower level of capital expenditures continues in fiscal year 2004, including computer upgrades, equipment rental upgrades and a software package to enhance retail purchase capabilities for our guests.

Long-term debt at the end of 2003 increased to $7,539,876 from $6,013,705 at the end of 2002.  Long-term debt levels at the end of 2003 and 2002 were 73% and 55%, respectively, of stockholders’ equity.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility.  The Company currently has a loan agreement with Bank of America.  The agreement provides for a $13,500,000 revolving, reducing line of credit which matures on May 31, 2009.  The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt.  The agreement calls for reducing availability of funds in the amount of $1,200,000 each May 31 beginning May 31, 2004.  Principal reductions are required on any outstanding balances above the available amount.  The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company.  The provision is limited to two such skip payments during the term of the loan.  The interest rate on the facility is at or below Bank of America’s reference rate.  The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option.  Standby letters of credit also reduce the amount available under the revolving agreement. There were $7,300,829 of unused funds on the Bank of America line of credit at May 31, 2003.

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during fiscal year 2002.  Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price.  This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings.  The Company is required to make specified option payments during the time of this agreement.  The first three option payments will be credited proportionally to parcels as they are purchased.  The remaining option payments will not be applied to the purchase price of any parcel.  The Company made option payments totaling $171,000 during fiscal year 2002.  During fiscal year 2003, the Company exercised part of this option by purchasing 52 acres.  As a part of that purchase, the Company was given credit for $44,204 of previously made option payments.  The Company made an additional $30,000 of option payments during the year just ended which is reflected in Other Assets in Note 5.

During the fiscal year ended May 31, 2003, the Company sold a .75-acre tract of land to a Hines Resorts entity for the purpose of developing a condominium building in the village core.  Located on this tract of land, was the Company’s marketing department, Big Drift Coffee House and Alpine Lodge, which contained Kiddie Korner and a day lodge with related locker facilities.  The Company has moved its marketing department to facilities located near the property management offices.  Kiddie Korner is operating out of temporary facilities slope side, until a permanent location has been determined.  Big Drift moved its building near Chair 1, behind Alpinglow.  A new location for the day lodge is planned for the upper floor of the Big Mountain Sports building for the upcoming winter season.  The Company expects to recognize the gain on the sale of this parcel of land using the cost recovery method as with other parcels of land it has sold.  It is expected that this condominium project will contain 49 condominium units of varying sizes.  It will also contain approximately 10,000 square feet of retail space.  The Company expects to purchase this retail space in late summer 2003 and lease the space to a varying mix of tenants.  The project broke ground in June, 2002 and is expected to be completed during the fall of 2003.  Land sales of this nature will occur based on a detailed plan presented by Hines Resorts to management and the Board of Directors and the prevailing economic climate.  The proposed development is being analyzed for a number of important factors, one of the most important being whether the project is in compliance with the Master Plan for the village core and surrounding area as well as with the vision statement for the Resort.

Also during 2003, the Company’s subsidiary, Big Mountain Development Corporation, became a member of Morning Eagle LLC.  The subsidiary does not participate in the day-to-day operating activities of this entity, nor does it guarantee any debt of the entity.  The manager of the LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC.   The Company’s subsidiary receives a portion of the profit from this entity.  The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing.  The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 22% of the residual profit generated.

On August 14, 2002, the Company filed Form 8K to announce that the Company’s Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort.  The new facility is currently being planned to measure 41,000 square feet, including parking, with approximately 27,000 square feet of useable meeting space.  At this time, the Board of Directors and management have decided to vigorously investigate the options available to enable the conference center to be constructed at the same time as the currently planned hotel adjacent to the conference center site.  It is believed that the conference center and the hotel property will both become viable entities quickly if operations begin consecutively rather than separately. The Company is currently exploring the various options available with a limited partnership structure or limited liability company to raise capital for a hotel or a combination hotel/conference center package with a third party(ies).  The Company continues to have a funding mechanism in place in which a portion of lot sales are allocated to assist in the funding of the conference center.  The Company will continue to use this funding mechanism as well as others that are currently under investigation.  For the upcoming winter season, the Company has entered into an agreement with an operator to lease the Bierstube restaurant/bar.  It is hoped that this operator will be interested in moving to the new location of the Bierstube once that is determined as the conference center is completed.

During June, 2003, the Company entered into two interest rate swaps.  These swaps were entered into for a three and four year period of time at one million dollars each.  The objective of the hedge is to eliminate the variability of cash flows in the interest payments for the debt, the sole source of which is due to changes in the LIBOR benchmark interest rate.  Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows(i.e., changes in interest rate payments) attributable to fluctuations in the LIBOR.

The Company has also commenced discussions with its line of credit lender, Bank of America.  During January, 2003, the Company renegotiated its line of credit to $13.5 million on the assumption that the conference center would be breaking ground in the near future.  As it has been determined to wait on the conference center, pending investigation of a hotel property, the Company has decided to reduce the available amount on the outstanding portion of its line of credit.  It is currently planning to reduce the total amount available on the line of credit from $13.5 million to $10 million.  It is further expected that after the first of calendar year 2004, the amount available will be reduced to $9 million.  The interest rate is expected to remain the same.

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission.  In the last 18 months, following the well publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies.  In particular, the Sarbanes-Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance for companies whose stock is registered under the Exchange Act.  Winter Sports, a relatively small company, has the same reporting requirements as companies that are 10-100 times larger.  The Company has experienced a significant cost increase in the D & O insurance as well as in audit fees and reporting requirements.  At this time the Company anticipates that additional new reporting requirements may be forth coming and may have a further burden on the Company.

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act.  The Board of Directors believes the intangible benefits that would be derived if the management of the Company were allowed to focus additional attention on operations and financial management which would further enhance Winter Sports financial performance and allow the Company to provide improved services to its guests.

16

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Winter Sports, Inc.
Whitefish, Montana

We have audited the accompanying consolidated balance sheets of Winter Sports, Inc. (a Montana Corporation) as of May 31, 2003 and 2002, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended May 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winter Sports, Inc. as of May 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Jordahl & Sliter PLLC
Kalispell, Montana
July 3, 2003

WINTER SPORTS, INC. CONSOLIDATED BALANCE SHEETS

	May 31

ASSETS	2003	2002

Current Assets
Cash and cash equivalents	$475,288	$740,330
Cash - restricted	76,595	0
Accounts receivables	209,339	451,299
Accounts receivables - related parties	65,855	120,137
Interest receivable – related parties	68,110	4,761
Income tax refund receivable	290,163	154,235
Current deferred tax asset	36,514	30,832
Inventories	560,634	573,773
Prepaid expenses	450,523	247,257

Total Current Assets	2,233,021	2,322,624

Property and Equipment, at cost	29,996,638	28,930,197
Accumulated depreciation and amortization	(17,515,325)	(16,253,486)

	12,481,313	12,676,711
Construction in progress	765,141	721,760
Land and development costs	7,157,338	6,273,075

Net Property and Equipment	20,403,792	19,671,546

Investment in LLCs	(239,023)	182,322

Other Assets	1,128,722	682,773

TOTAL ASSETS	$23,526,512	$22,859,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$556,496	$626,949
Accounts payable - related parties	4,666	8,460
Employee compensation and related expenses	201,403	304,555
Taxes other than payroll and income	95,009	96,976
Interest payable	44,903	7,938
Interest payable – related parties	34,062	35,094
Current deferred tax liability	28,314	0
Current portion long-term debt	45,304	42,890
Deposits and other unearned income	2,193,551	2,399,040
Other current liabilities	2,898	3,193

Total current liabilities	3,206,606	3,525,095
Long-term debt	7,539,876	6,013,705
Deferred income taxes	2,448,191	2,422,153

Total Liabilities	13,194,673	11,960,953

Stockholders’ Equity
Common stock (5,000,000 shares authorized;
988,668 shares outstanding
in 2003 and 2002)	3,887,676	3,887,676
Retained earnings	6,444,163	7,010,636

Total stockholders’ equity	10,331,839	10,898,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,526,512	$22,859,265

The accompanying notes are an integral part of these financial statements.

WINTER SPORTS, INC. CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

	Year Ending May 31,
	2003	2002	2001

Revenue
Lifts	$ 5,434,446	$ 5,535,558	$ 5,377,664
Retail	1,027,529	1,117,510	797,353
Equipment rental and repair	639,187	677,293	713,079
Lodging	237,130	275,701	252,231
Lease, management and other fees	2,628,109	3,177,949	2,296,173
Lease, management and other fees
- related parties	345,645	253,985	231,817
Real estate sales	0	2,004,186	3,233,534

Total Revenue	10,312,046	13,042,182	12,901,851

Operating Costs & Expenses
Direct expenses - lifts	2,072,921	2,099,086	2,163,647
Depreciation expense - lifts	907,640	886,164	875,657
Cost of retail	656,974	760,055	516,957
Cost of real estate sales	0	908,430	1,595,213
Payroll and related expenses	3,366,862	3,474,450	2,975,356
Direct expenses	1,393,284	1,670,735	1,783,222
Direct expenses - related parties	13,321	30,748	84,825
Marketing	905,920	1,022,938	1,030,007
Marketing - related parties	1,281	(1,014)	1,600
Depreciation and amortization	716,919	753,106	639,136
General and administrative	1,321,218	1,168,147	942,467
General and administrative -
related parties	34,180	(6,197)	41,396

Total Operating Costs & Expenses	11,390,520	12,766,645	12,649,483

Operating Income (Loss)	(1,078,474)	275,537	252,368

Other Income (Expense)
Interest income	8,065	203,317	0
Interest income – related parties	68,110	0	0
Interest expense	(253,087)	(489,287)	(287,388)
Interest expense – related parties	(85,683)	0	0
Sale of land	3,445,989	2,441,315	0
Unrecognized gross profit on land sale	(3,376,468)	(2,441,188)	0
Cost of land sale	(69,521)	(127)	0
Gain on land sale previously
Unrecognized	141,938	2,368,737	0
Gain on land sale	15,648	0	0
Equity in Earnings-LLCs	144,234	182,302	0
Other income (expense)	2,330	95,514	19,992

Total Other Income (Expense)	41,555	2,360,583	(267,396)

Income (Loss) before income taxes	(1,036,919)	2,636,120	(15,028)
Provision for (Recovery of)
income taxes	(470,446)	1,037,603	(8,700)

Net Income (Loss)	(566,473)	1,598,517	(9,328)
Retained earnings - beginning of year	7,010,636	5,412,119	5,421,447

Retained earnings - end of year	$ 6,444,163	$ 7,010,636	$ 5,412,119

Earnings (Loss) per common share	$ (.57)	$ 1.62	$ (.01)

Weighted average shares outstanding	988,688	988,688	995,344

The accompanying notes are an integral part of these financial statements

WINTER SPORTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending May 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$ (566,473)	$ 1,598,517	$ (9,328)

Adjustments to reconcile net income
to cash provided by
operating activities:
Depreciation and amortization	1,580,858	1,632,268	1,510,482
Increase (decrease) in deferred
income taxes	(180,282)	851,836	(69,016)
(Gain) loss on disposition of assets	0	(2,212)	(18,860)
(Gain) on sale of land	0	(2,368,737)	0
Equity in Earnings-LLCs	421,345	(182,302)	0
Write-off of intangible asset	11,299	57,306	0
Changes in operating assets
and liabilities:
Cash-restricted	(76,595)	0	0
Receivables	132,024	(311,818)	(161,226)
Refundable income taxes	(135,928)	27,449	8,600
Inventories	13,139	(32,193)	(134,704)
Prepaid expenses	(203,266)	(16,719)	(6,830)
Construction in progress	(193,535)	(535,433)	405,353
Land and development costs	3,795	659,761	535,936
Other assets	43,351	0	(189,539)
Accounts payable	(74,246)	187,365	(417,866)
Employee compensation and
related expenses	(103,153)	83,277	54,295
Interest payable	35,933	43,032	(45,063)
Taxes other than payroll and
income taxes	(1,967)	(2,352)	(43,112)
Deposits and other
unearned revenue	(205,489)	415,107	125,020
Other liabilities	(294)	(9,880)	(2,265)

Total adjustments	1,066,989	495,755	1,551,205

Net cash provided by
operating activities	500,516	2,094,272	1,541,877

Cash flows from investing activities:
Proceeds from sale of assets and land	69,869	2,386,942	60,822
Option payments	(30,000)	(171,000)	0
Property and equipment acquisitions	(1,479,011)	(1,108,696)	(3,534,396)

Net cash provided by (used in)
investing activities	(1,439,142)	1,107,246	(3,473,574)

Cash flows from financing activities:
Proceeds from issuance of
long-term debt	9,070,075	6,966,460	8,478,201
Payments of long-term debt	(8,381,491)	(9,593,971)	(6,445,520)
Loan fees paid	(15,000)	0	0
Stock Repurchase Plan	0	0	(232,017)

Net cash provided by (used in)
financing activities	673,584	(2,627,511)	1,800,664

Net increase (decrease) in cash
and cash equivalents	(265,042)	574,007	(131,033)
Cash and cash equivalents - beginning
of year	740,330	166,323	297,356

Cash and cash equivalents - end
of year	$ 475,288	$ 740,330	$ 166,323

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

The consolidated financial statements include the amounts of Winter Sports, Inc. and its wholly owned subsidiaries, Big Mountain Water Company, Big Mountain Development Corporation and Big Mountain Club LLC.    All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in 2002 have been reclassified to conform with 2003 presentation.

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

In order to secure the obligation to provide water to a planned affordable housing community to be built by another developer, the Company is required to maintain a restricted cash bank account and balance of $76,595, wherein the Flathead County Board of Commissioners has joint control until completion of the improvements.

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

Land is stated at the lower of cost or net realizable value.  All direct and indirect costs related to land (including land acquisition costs, land improvement, surveying, engineering and legal fees) are capitalized.

Interest is capitalized in connection with the construction of major projects.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the assets useful life.  Capitalized interest during fiscal year 2003 was $6,996.  In 2002 and 2001, $15,231 and $0 of interest was capitalized, respectively.

The Company, under a development agreement with another entity, will from time to time sell parcels of land.  The Company is recognizing any gain on the sale of these parcels under the cost recovery method.  Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of these parcels have been recovered.

The Company adopted FASB 142 at the beginning of the 2003 fiscal year.  Under this FASB, goodwill will no longer be permitted to be amortized.  Instead, goodwill and other intangibles will be subject to an annual test for impairment of value.  This statement will not have a material effect on its financial statements as presented.

Statement of Financial Accounting Standards No. 143 was adopted by the Company in 2003.  Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change.  This statement will not have a material effect on its financial statements as presented.

The Company adopted FASB 144 at the beginning of the 2003 fiscal year.  This standard sets forth guidelines for accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement will not have material effect on the financial statements as presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company did not have any such activities during the current year.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),an interpretation of FASB Statement No. 5, “Accounting for Contingencies.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this standard had no material impact on the Company’s financial statements.

Revenue from investments in limited liability companies has been accounted for under the Equity method of accounting.  Under this method, earnings are recognized at the time they are earned through the LLC.  In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Subsequent to January 31, 2003, one of the Company’s subsidiaries, Big Mountain Development Corporation, became a member in Glades Development LLC.  The Company believes that Glades Development LLC is a variable interest entity; however, it has determined that the Company’s subsidiary, Big Mountain Development Corporation, is not the primary beneficiary and under FIN 46, it will not consolidate the entity.  Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC.  The Company has determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company’s subsidiary, Big Mountain Development Corporation, is the primary beneficiary; therefore the entity will be consolidated in the first interim period beginning after June 15, 2003.  See also Note 4.

Advertising costs are expensed as incurred.  Advertising expenses were $795,642, $897,528 and $910,595 in 2003, 2002 and 2001, respectively.

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

Loan costs, included in Other Assets, are being amortized ratably over the term of the loan.  The Covenant Not to Compete is being amortized on a straight-line basis over a sixty-month period.  Goodwill was being amortized on a straight-line basis over fifteen years until the current fiscal year.  During the year ending May 31, 2003, the Company adopted FAS 142.  It has been determined that there has not been an impairment of this asset and so no write down has occurred during the past year.

On September 9, 1995, the Company received approval from the U.S. Forest Service for the Final Environmental Impact Statements (EIS) for The Big Mountain Resort.  The Company has previously amortized the costs of the EIS over its useful life. During fiscal year 2002, it was determined that there was no value left in the EIS and so the Company wrote off the remaining balance.

The Company estimates that the fair value of all financial instruments at May 31, 2003 and 2002, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.

NOTE 2.  Business Segment Information

In 2003, 2002 and 2001, the Company operated principally in two industries, the operation of a resort area and the investment of real estate.  Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Big Mountain Development Corporation participates in various LLC activities as described in Note 4.

Financial information by industry segment for 2003, 2002 and 2001 is summarized as follows:

	Winter Sports	BMDC	Consolidated

2003
Revenue	$ 10,212,649	$ 99,397	$ 10,312,046
Operating profit(loss)	$ (888,626)	$ (189,848)	$ (1,078,474)
Depreciation and amortization	$ 1,602,806	$ 21,753	$ 1,624,559
Interest income	$ 54,977	$ 21,198	$ 76,175
Interest expense	$ (338,770)	$ 0	$ (338,770)
Equity in Earnings –LLCs	$ 0	$ 144,234	$ 144,234
Income tax expense (benefit)	$ (488,727)	$ 18,281	$ (470,446)
Identifiable assets	$ 20,022,608	$ 3,503,904	$ 23,526,512
Capital expenditures	$ 1,597,016	$ 0	$ 1,597,016

2002
Revenue	$ 10,893,082	$ 2,149,100	$ 13,042,182
Operating profit (loss)	$ (703,676)	$ 979,213	$ 272,537
Depreciation and amortization	$ 1,617,414	$ 21,853	$ 1,639,267
Interest income	$ 60,963	$ 142,354	$ 203,317
Interest expense	$ (489,287)	$ 0	$ (489,287)
Equity in Earnings-LLCs	$ 0	$ 182,302	$ 182,302
Income tax expense	$ 695,840	$ 341,761	$ 1,037,601
Identifiable assets	$ 19,077,997	$ 3,781,268	$ 22,859,265
Capital expenditures	$ 1,108,696	$ 0	$ 1,108,696

25

2001
Revenue	$9,473,285	$3,428,566	$12,901,851
Operating profit(loss)	$(1,210,402)	$1,462,770	$252,368
Depreciation and amortization	$1,492,742	$ 22,051	$1,514,793
Interest income	$0	$ 0	$0
Interest expense	$(287,388)	$ 0	$(287,388)
Equity in Earnings-LLCs	$0	$ 0	$0
Income tax expense (benefit)	$(648,471)	$ 642,771	$(5,700)
Identifiable assets	$14,761,052	$2,927,403	$17,688,455
Capital expenditures	$3,534,396	$ 0	$3,534,396

NOTE 3. Property and Equipment

	Asset Life Years	2003	2002

Leasehold improvements	30	$ 911,053	$ 891,783
Buildings and grounds	10-30	10,497,513	10,328,319
Lifts	10-15	10,150,579	10,140,438
Machinery and equipment	3-25	6,837,598	6,135,703
Furniture and fixtures	3-10	819,396	752,187
Water system	10-25	780,499	681,767

Total property and equipment		$29,996,638	$28,930,197

NOTE 4.  Investment in LLCs

The Company’s subsidiary, Big Mountain Development Corporation has become a member of four limited liability companies, Northern Lights LLC, Morning Eagle LLC, The Glades LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company’s subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company’s subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each LLC, except for Morning Eagle LLC in which it will receive 22% of any residual.

As a result of FIN 46, the Company is evaluating its subsidiary’s investment in each of these limited liability companies to determine whether these entities meet the definition of Variable Interest Entities under this provision. If the Company’s subsidiary, Big Mountain Development Corporation, is determined to be the primary beneficiary of any of these LLC’s, the Company would then be required to consolidate that entity, rather than reporting on the equity method as has been done in the past.

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The entity had total assets of $85,181 and total liabilities of $540,657 as of May 31, 2003. The Company’s maximum exposure is limited to its equity contribution of $10, its ratable share of any income/loss and the remaining portion of a note receivable in the amount of $477,090 plus accrued interest. The Company has initially determined that the Company’s subsidiary, Big Mountain Development Corporation, could be the primary beneficiary of this variable interest entity. Due to the date of involvement with this entity, the Company is not required at this time to consolidate this entity.

The Glades Development LLC was entered into in April, 2003. This entity is involved in a project for single family home sites. The total assets of this entity were $3,356,486 and total liabilities of $3,549,994 as of May 31, 2003. The Company’s maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company’s subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported by the equity method.

Condensed financial information of the LLCs are as follows:

COMBINED BALANCE SHEET
COMBINED ASSETS
Land held for development and sale	$15,151,872
Cash	3,121,887
Other Assets	559,092

$18,832,851

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$17,167,785
Equity	1,665,066

$18,832,851

COMBINED STATEMENT OF INCOME
Net Income from sales	$ (360,345)

NOTE 5. Other Assets

Other assets at May 31, 2003 and 2002 are summarized as follows:

	2003	2002

Loan costs, net of amortization	$ 14,732	$ 18,089
Planning and development - long-term	41,460	52,758
Noncurrent deferred tax asset	469,593	240,641
Option Payments	156,796	171,000
Note receivable	100,870	0
Goodwill, net of amortization	158,469	158,469
Covenant Not to Compete, net of amortization	14,148	18,988
Other long-term assets	172,654	22,828

Total other assets	$1,128,722	$682,773

NOTE 6. Notes Payable
Long-term debt at May 31, 2003 and 2002 is summarized as follows:

	2003	2002

Bank of America National Trust and Savings	$ 6,199,171	$ 4,628,595
Association, revolving, reducing term loan with
initial $13,500,000 availability decreasing by
$1,200,000 each year beginning May 31, 2004.
Mandatory principal reductions are required on
outstanding balances above amounts available
Interest at or below banks’ reference rate
Interest rate at May 31, 2003 and 2002 was 2.1934%
and 3.7713%, respectively. Secured by all ski area
operation real and personal property and
assignment in trust of all U.S. Forest Service
special use permits. Matures May 31, 2009.

Whitefish Credit Union, a related party,	1,386,009	1,428,000
Term loan. Interest reviewed annually and
Set at Wall Street Prime +1%, with a floor of
5% and a cap of 8.5%. Interest at May 31, 2003
is 5.75%. Secured by land purchase. Maturity
date of January 1, 2007. Five annual payments of
$125,000(principal and interest) due each January 1.
Less current maturities	(45,304)	(42,890)

Total long-term debt	$ 7,539,876	$ 6,013,705

Mandatory reductions of long-term debt are as follows:

For the Year Ending May 31,	Amount

2004	$ 45,304
2005	47,892
2006	50,646
2007	1,242,167
2008	0
2009	6,199,171

$ 7,585,180

The Bank of America loan agreement contains covenants that require a debt service coverage ratio, health ratio as defined, disposition of assets, capital expenditures, outside borrowing and payment of dividends. During fiscal year 2003, the Company exceeded its health ratio, but was given a written waiver by Bank of America. During fiscal year 2002, the Company exceeded its capital expenditures provision, but was given a written waiver by Bank of America.

At May 31, 2003 and 2002, $7,300,829 and $2,871,405 respectively, were unused and available for borrowing on the Bank of America line of credit.

NOTE 7. Income Taxes Income taxes (credits) consist of the following:

	2003	2002	2001

Current
Federal	$(203,370)	$ 149,330	$ 54,040
Fuel tax credit	(3,517)	(676)	(1,384)

	(206,887)	148,654	52,656
State	(83,276)	37,113	10,660

	(290,163)	185,767	63,316
Deferred
Federal	(179,866)	708,797	(58,275)
State	(417)	143,039	(10,741)

Provision for(Recovery of) income taxes	$ (470,446)	$1,037,603	$ (5,700)

Temporary differences exist in the computation of income for financial and tax-reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

	2003	2002	2001

Depreciation	$ 3,746,501	$ 3,595,057	$ 3,619,900
Uniform capitalization for income tax	(28,625)	(42,215)	(51,401)
Bad debt reserve	0	0	(39,861)
Vacation allowance	(66,326)	(64,944)	(75,257)
Land and LLC Basis	2,142,787	2,084,585	0
State tax refund	83,276	0	0
Federal tax net operating loss
Carryforward	(583,626)	0	0
Charitable contribution carryforward	(228,047)	0	0

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

	2003	2002

Current deferred tax liability	$ 28,314	$ 0
Noncurrent deferred tax liability	2,448,191	2,422,153

Total deferred tax liability	$2,476,505	$2,422,153

Current deferred tax assets	$ 36,514	$ 30,832
Noncurrent deferred tax asset	469,593	240,641

Net deferred tax assets	$ 506,107	$ 271,473

The difference between the Company’s effective income tax rate and the statutory Federal income tax rate is as follows:

	2003	2002	2001

Income (loss) before taxes	$(1,036,919)	$ 2,636,128	$(15,028)
Statutory federal rate	(34%)	34%	(34%)
Increased (decreases) resulting from:
State tax at statutory rate	(7%)	7%	(7%)
Other (net)	(4%)	(2%)	3%

Effective tax rate	(45%)	39%	(38%)

At May 31, 2003, the Company incurred a Federal net operating loss of $1,210,831 and a State net operating loss of $1,233,720. The State loss was carried back three years to May 31, 2000 and fully utilized, resulting in State refundable taxes of $83,276. The Federal loss was carried back to May 31, 2001 and 2002 with $627,205 of the total loss was utilized, resulting in refundable taxes of $203,370. The Company has a Federal net operating loss carryforward of $583,626 that can be used to offset future taxable income. The net operating loss will expire on May 31, 2023. The Company also has a charitable contribution carryforward of $228,047 that will expire on May 31, 2008.

At May 31, 2002, the Company utilized an alternative minimum tax credit carryforward of $17,202 to reduce current income taxes. The credit had been recognized in 2001 as a noncurrent deferred tax asset.

At May 31, 2001 the Company had an alternative minimum tax credit carryforward of $17,202 which was carried forward to 2002.

NOTE 8. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:	2003	2002	2001

Interest (net of capitalized)	$295,841	$446,255	$332,451
Income taxes (net of refunds)	$ 0	$ 0	$245,000

Schedule of non-cash investing and financing
Transactions	2003	2002

Acquisition of land	$ 888,058	$ 4,594,914
Less option payment credit	(44,204)	0
Less notes payable	(840,000)	(4,453,135)

Cash paid	$ 3,854	$ 141,779

NOTE 9. Special Use Permits

The operation of ski lifts and trails involves the use of U.S. Forest Service lands located in the Flathead National Forest. Winter Sports, Inc. is licensed by special use permits issued by the U.S. Forest Service, which expire December 21, 2038. Charges to income for fees paid, based on the Graduated Rate Fee System set by the U.S. Forest Service were $106,266, $95,319 and $91,596 for 2003, 2002 and 2001, respectively.

NOTE 10. Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants’ vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2% for those employees who contribute between 2% and 3%. The Company contributes a matching 3% for any employee who contributes 4% or more. The plan is currently 100% funded. The Company’s contributions to the Plan and charges to income for 2003, 2002 and 2001 amounted to $55,270, $61,955 and $46,639 respectively.

NOTE 11. Related Party Transactions

Revenues are derived and expenses incurred as a result of transactions with executive officers, stockholders and directors of Winter Sports, Inc. or companies controlled by them or parties which can significantly influence management or the operating policies of the transacting parties.

Related party transactions are summarized as follows:

	2003	2002	2001

Revenue received
Rent and lease revenue	$ 0	$10,000	$ 13,932
Interest income	$ 68,110	$0	$ 0
Other revenue	$ 298,732	$243,985	$217,885
Expenses incurred
Dues and memberships	$ 10,455	$23,517	$ 40,337
Direct Expenses	$ 13,321	$7,231	$ 0
Marketing	$ 1,281	$(1,014)	$ 1,600
General and administrative	$ 23,725	$(6,194)	$ 84,884
Interest Expense	$ 85,683	$35,094	$ 0
Amounts due to and from related parties
Accounts receivable	$ 65,855	$120,137	$ 27,128
Interest receivable	$ 68,110	$4,761	$ 0
Accounts payable	$ 4,666	$8,460	$ 6,233
Interest payable	$ 34,062	$35,094	$ 0
Note payable	$1,386,009	$1,428,000	$ 0

NOTE 12. Commitments and Contingencies

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during the current fiscal year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified option payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. The Company made option payments totaling $30,000 and $171,000 during fiscal years 2003 and 2002, respectively, which is reflected in Other Assets in Note 5.

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

NOTE 13. Other Income and Expense

During fiscal year 2002, the Company recognized a portion of the gain on the sale of land during this fiscal year in the amount of $2,368,737. The Company sold approximately 16 acres during the first quarter of this fiscal year. The Company is recognizing the gain on the sale of the land under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received. The Company expects this to continue through the second quarter of the current fiscal year.

Included in Other income for fiscal year 2002, is income received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company’s property where the landowner would have egress. It was previously unclear when and if this would be collected as well as what the actual dollar amount for which the landowner would be liable. During 2002, the Company collected $243,505. This type of revenue is not expected in the future.

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

The Company periodically reviews its master plan for long-term resort development. During 2003, the Company charged against income $11,299 of planning costs included in Other Assets that were not expected to be utilized within the foreseeable future.

Other Income (Expense) included in the Consolidated Statements of Income consists of the following:

	2003	2002	2001

Gain on sale/retirement of assets	$ 2,791	$ 2,212	$18,860
Other	(461)	93,302	1,132

Total other income (expense)	$ 2,330	$95,514	$19,992

Note 14. Subsequent Events

During June, 2003, the Company entered into two interest rate swaps. These swaps were entered into for periods of three and four years, respectively, at one million dollars each. The objective of the hedge is to eliminate the variability of cash flows in the interest payments for the debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows(i.e., changes in interest rate payments) attributable to fluctuations in the LIBOR.

The Company has also commenced discussions with its line of credit lender, Bank of America. During January, 2003, the Company renegotiated its line of credit to $13.5 million on the assumption that the conference center would be breaking ground in the near future. As it has determined to wait on the conference center, pending investigation of a hotel property, the Company has decided to reduce the available amount on the outstanding portion of its line of credit. It is currently planning to reduce the total amount available on the line of credit from $13.5 million to $10 million. It is further expected that after the first of the calendar year, the amount available will be reduced to $9 million. The interest rate is expected to remain the same.

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission. In the last 18 months, following the well publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies. In particular, the Sarbanes-Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance for companies whose stock is registered under the Exchange Act. Winter Sports, a relatively small company has the same reporting requirements as companies that are 10-100 times larger. The Company has experienced a significant cost increase in the D & O insurance as well as in audit fees and reporting requirements. At this time the Company anticipates that additional new reporting requirements may be forth coming and may have a further burden on the Company.

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived if the management of the Company were allowed to focus on the additional attention on operations and financial management would further enhance Winter Sports financial performance and allow the Company to provide improved services to its guests.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has had no disagreements with its accountants on accounting or financial disclosures.

Item 8A. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company is required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934 is made known to them.

(b)

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that in management’s examination could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Part III

Item 9.	Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on 2003.

Item 10.	Executive Compensation

Incorporated by reference from the Company’s definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company’s definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 12.	Certain Relationships and Related Transactions

Incorporated by reference from the Company’s definitive proxy statement dated 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Documents Filed as Part of this Report:		Page

	(1)	Financial Statements:

		Independent Auditors’ Report	18

		Consolidated Balance Sheets as of May 31, 2003 and 2002	19

		Consolidated Statements of Income and Retained Earnings for the Years Ended May 31, 2003, 2002 and 2001	20

		Consolidated Statements of Cash Flows for the Years Ended May 31, 2003, 2002 and 2001	21-22

		Notes to Consolidated Financial Statements	23-32

All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

		Footnote
(c) Exhibits:

3.1	Restated Articles of Incorporation and Articles of Amendment to the Articles of Incorporation	(2)

3.2	By-Laws	(3)

3.3	Fifth Amendment to By-Laws	(4)

3.4	Sixth Amendment to By-Laws	(4)

3.5	Seventh Amendment to By-Laws	(7)

3.6	Tenth Amendment to By-Laws	(9)

10.3	Business Loan Agreement between Bank of America and Winter Sports, Inc. dated January 7, 2003.	(1)

10.4	Employment Agreement between Michael Collins and Winter Sports, Inc. as of September 1, 2000	(8)

10.5	Limited Liability Company Agreement of Northern Lights Development LLC	(9)

10.6	Limited Liability Company Agreement of Moose Run II LLC	(10)

10.7	Limited Liability Company Agreement of Morning Eagle Development LLC	(11)

10.13	Limited Liability Company Agreement of Glades Development LLC	(12)

10.14	Big Mountain Club LLC	(13)

21.1	Subsidiaries of the Company	(1)

31.1	Certification of Michael J. Collins pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of he Sarbanes-Oxley Act 0f 2002.	(1)

31.2	Certification of Jami M. Phillips pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of he Sarbanes-Oxley Act 0f 2002.	(1)

32.1	Certification of Michael J. Collins pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of he Sarbanes-Oxley Act 0f 2002.	(1)

32.2	Certification of Jami M. Phillips pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of he Sarbanes-Oxley Act 0f 2002.	(1)

(1)	Filed herewith.

(2)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1995.

(3)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1987.

(4)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended May 31, 1991.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 6, 1992.

(6)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended December 11, 1994.

(7)	Incorporated by reference from the Company’s Form 10-KSB for the year ended May 31, 1998.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 10, 2000.

(9)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended September 9, 2001.

(10)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended December 2, 2002.

(11)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended May 31, 2002.

(12)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended February 23, 2003.

(11)	Incorporated by reference from the Company’s Form 8-K on July 8, 2003.

	21.1 Subsidiaries of the Company	39

(b)	Reports on Form 8-K:
One report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report. On May 29, 2003, the Company filed a Form 8-K reporting its decision to place a temporary hold on plans to construct a conference center in Big Mountain Village.

Subsequent to the end of the fiscal year, on July 8, 2003, the Company filed a Form 8-K to announce the formation of a joint venture with Northern Pines Golf Club to form the Big Mountain Club. This non-equity members club will allow members preferred access to the Big Mountain Golf Club (formerly Northern Pines Golf Club) and the soon to be developed members golf facilities as well as access to the members’ alpine facilities at Big Mountain Resort.

Item 14. Principal Accountant Fees and Services

Incorporated bye reference from the Company’s definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

WINTER SPORTS, INC.

By /s/ Michael J. Collins
Michael J. Collins,
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:

/s/ Charles R. Abell	Director	August 28, 2003

Charles R. Abell

/s/ Brian T. Grattan	Director	August 28, 2003

Brian T. (Tim) Grattan

/s/ Dennis L. Green	Director and Chairman	August 28, 2003

Dennis L. Green	of the Board

/s/ Charles P. Grenier	Director	August 28, 2003

Charles P. Grenier

/s/ Jerry J. James	Director	August 28, 2003

Jerry J. James

/s/ Michael T. Jenson	Director	August 28, 2003

Michael T. Jenson

/s/ Darrel R. Martin	Director and Vice-Chairman	August 28, 2003

Darrel R. (Bill) Martin	of the Board

/s/ Michael J. Muldown	Director	August 28, 2003

Michael J. Muldown

/s/ Jerome T. Broussard	Director	August 28, 2003

Jerome Broussard

/s/ Jami M Phillips	Principal Financial Officer	August 28, 2003

Jami M. Phillips

