Form 10KSB/A
period 2003-05-31
WINTER SPORTS INC /NEW
filed 2003-09-26
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

                                       to

                                  Annual Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended May 31, 2003.

                           Commission File No. 0-15030

                               WINTER SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Montana                                        81-0221770
(State or Other Jurisdiction                 (I.R.S Employer Identification No.)
      of Incorporation)

                                 P.O. Box 1400,
                            Whitefish, Montana 59937
               (Address of Principal Executive Offices) (Zip Code)

                                 (406) 862-1900
              (Registrant's Telephone Number, Including Area Code)

The undersigned registrant hereby amends the following of its 2003 Annual Report on Form 10-KSB as set forth herein:

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

                               BOARD OF DIRECTORS

Directors.

The names and ages of the directors, the years they became directors, their principal occupations for the past five years and certain other information are as follows:

Charles R. Abell, age 64, has been a director since 1992. He has been president/CEO of the Whitefish Credit Union, Whitefish, Montana since 1967 and is a Whitefish native. He is a business graduate of the University of Montana with emphasis on marketing and finance. Mr. Abell is a past member of the Whitefish City-County Planning Board, Flathead Basin Commission and Lakeshore Preservation Committee. He is past chairman of the Whitefish School Board, North Valley Hospital Board and Rotary Club president. He is a member of the Resort Tax Oversight Committee, the North Valley Toastmasters, and a director of Big Mountain Development Corporation.

Jerome T. Broussard, age 62, has been a director since 2000. Mr. Broussard is president of Broussard Holding Company, a private investment firm, and was president of Columbia Falls Aluminum Company in Columbia Falls, Montana from 1985 until 1993. Mr. Broussard serves on the Business Council of Tulane University and the President's Council of Colorado School of Mines.

Brian T. (Tim) Grattan, age 65, has been a director since 1981. He has owned and managed a real estate development company in Whitefish, Montana since 1971, and is the developer and a general partner of Grouse Mountain Lodge in Whitefish. He is a director of the Glacier Park International Airport Board and is a director of Big Mountain Development Corporation. Mr. Grattan is past chairman of the board of the Montana Chamber of Commerce and was formerly general manager of Big Mountain Sewer District.

Dennis L. Green, age 56, has been a director since 1986 and is Chair of the Board of Directors. He has been the president of Dasen Company and Flathead County Title Company since 1986, and president and general manager of Budget Finance since 1975. He is past chapter chairman of the Northwest Chapter of the American Red Cross. Mr. Green is the past vice chair and current chairman of the board of directors of the American Red Cross Blood Services - Louis and Clark Region - Idaho, Montana and Utah, a member of the board of directors of Flathead Industries, president of the Montana Consumer Finance Association and is a director and vice president of Big Mountain Development Corporation. Mr. Green is past president of Evergreen Bancorporation and a former director of First National Bank of Whitefish and First National Bank of Eureka.

Charles P. Grenier, age 54, has been a director since 1997. He was the executive vice president of Plum Creek Timber Company, Inc. of Columbia Falls, Montana from 1994 until 2000 and served as a director from 1995 to 2000. Mr. Grenier is a board member of The Montana Nature Conservancy and Jobs Now. Mr. Grenier formerly served on the board of the University of Montana Foundation, the APA, The Engineered Wood Association, and the Montana Nature Conservancy.

Jerry J. James, age 56, has been a director since 1997. He is a senior vice president for Flathead Bank Holding Company of Bigfork, Montana which owns banks in Bigfork, Lakeside, Belgrade and Ennis, Montana. He served as the president of the Kalispell Bank of First Interstate Bancsystem of Montana, Inc. from 1992 until his resignation in August, 2000. He served as executive vice president of First Interstate Bank of Wyoming from 1985 until 1992. Mr. James serves as a board member for Flathead Bank Holding Company, Flathead Bank of Bigfork, Valley Bank of Belgrade and Valley Bank of Ennis. He is a past board member of the Montana Bankers Association, Big Brothers/Sisters, the Whitefish Rotary Club, Flathead Education Association, the Northwest Chapter of the American Red Cross, the Kalispell Development Corporation, and Jobs Now.

Michael T. Jenson, age 56, has been a director since 1995. He has been the owner of the Whitefish Gallery and Jenson Studio in Whitefish, Montana, for 27 years and is a member of the Whitefish Community Foundation. Mr. Jenson previously served as the Mayor of the City of Whitefish, as a member of the board of directors of Flathead Valley Community College, and is a past member of the Whitefish City-County Planning Board.

Darrel R. (Bill) Martin, age 79, has been a director since 1957. He is the president of Manions, a lease and rental company in Kalispell, Montana. He previously served as executive director of Flathead Convention and Visitors Association, as president and chairman of Winter Sports, Inc. and as a director of Glacier Bancorp, Inc., a bank holding company, and Glacier Bank, its operating bank subsidiary. Mr. Martin also serves as a director of Big Mountain Development Corporation.

Michael J. Muldown, age 58, has been a director since 1993. He is employed in real estate sales with Coldwell Banker - Wachholz and Company. Mr. Muldown previously owned an independent insurance agency in Whitefish, Montana after retiring from Allstate Insurance Company in November, 2000. He is a Whitefish native, a former ski patrolman and an avid skier.

Board Committees.

Audit Committee. The Audit Committee oversees Winter Sports' financial reporting process and recommends to the board of directors the appointment of independent auditors to audit the financial statements each year and confers with the auditors and officers for purposes of reviewing Winter Sports' internal controls, accounting practices, financial structures and financial reporting. Management has primary responsibility for preparing financial statements and the financial reporting process. The independent accountants are responsible for expressing an opinion on the conformity of the audited financial statements to generally accepted accounting principles. The board of directors appointed Jordahl & Sliter PLLC ("Jordahl & Sliter") to serve as Winter Sports' independent accountants for the fiscal year ending May 31, 2004.

In this context, the Audit Committee hereby reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with management.

      The Audit Committee has discussed with Jordahl & Sliter the matters required to be discussed by SAS 90 (Codification of Statements on Auditing Standard, AU 380).

2. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No.1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountants the independent accountants' independence.

3.    Based on the review and discussion referred to in paragraphs (1) through
      (3) above, the Audit Committee recommended to the board of directors, that the audited financial statements be included in Winter Sports' Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for filing with the Securities and Exchange Commission.

Each of the members of the Audit Committee is independent as defined under the listing standards of NASDAQ.

The Audit Committee members are Charles R. Abell, Jerome T. Broussard, Jerry J. James, and Charles P. Grenier, who replaced Dennis L. Green on the Audit Committee as of November 21, 2002. Our chief executive officer and chief financial officer ordinarily attended audit committee meetings for the purpose of providing information and answering questions, but the audit committee also meets in executive session and meets periodically with Winter Sports' certifying accountants outside the presence of management. The Audit Committee held six (6) meetings during the fiscal year ended May 31, 2003. Functions of the Audit Committee include annually recommending an independent auditor, and receiving and reviewing the reports submitted by them. The Audit Committee also oversees and determines the duties and responsibilities of the internal accounting staff, and receives and reviews reports submitted by the internal staff.

Incentive/Compensation Committee. The Incentive/Compensation Committee members are Dennis L. Green, Charles P. Grenier, Jerry J. James, Darrel R. (Bill) Martin and Michael Muldown. Functions of the Incentive/Compensation Committee include negotiations and approval of executive employment agreements and periodic executive performance evaluations. During fiscal year 2003, two meetings were held by the Incentive/Compensation Committee.

Executive Committee. Members of the Executive Committee are Dennis L. Green, Brian T. (Tim) Grattan, Jerry J. James, Michael T. Jenson and Darrel R. (Bill) Martin. The Executive

Committee held no meetings during the fiscal year ended May 31, 2003.

Nominating Committee. Members of the Nominating Committee are Jerome J. Broussard, Dennis L. Green, Charles P. Grenier, Michael T. Jenson and Michael J. Muldown. No meetings were held by the Nominating Committee during the fiscal year ended May 31, 2003. Shareholders may submit nominations for the board of directors by making such nominations in writing to be delivered or mailed to the president of Winter Sports not less than thirty (30) days, nor more than sixty
(60) days, prior to the annual meeting of shareholders.

Meetings of Board of Directors and Committees.

During the fiscal year ended May 31, 2003, the board of directors held twelve
(12) meetings. During their term in office all directors attended 75% or more of the total number of the meetings of the board of directors and all committees of the board of directors on which a director served.

                               EXECUTIVE OFFICERS

Officers.

The names and ages of the officers, the years they became officers, their principal occupations for the past five years and certain other information are as follows

Michele Reese, age 53, was hired to manage Winter Sports' Guest Services, Marketing and Communications departments in December, 1997. In 1998 she was elected executive vice president and in 2001 Ms. Reese was elected Chief Operating Officer. Ms. Reese served as senior vice president of marketing and sales for the Disneyland Resort in Anaheim, California from 1994 until 1997 and served as executive vice president of marketing and sales at Universal Studios Hollywood from 1993 until 1994. Ms. Reese is the owner and president of Beargrass Marketing of Whitefish, Montana, and worked as a consultant for Winter Sports in 1994. She is also the president of Big Mountain Club, LLC, vice chairman of the TIA Foundation, a member of the USA Marketing Counsel and serves as a board member of Big Mountain Commercial Association. She was named as a commissioner of the California Tourism Marketing Council in 1997. Ms. Reese was re-appointed by Governor Marks to serve a three- year term on the Travel Advisory Council for Montana in 2002. In 2002 she was appointed by Governor Marks to a three-year term on the State Parks Futures Committee.

Jami M. Phillips, age 44, was appointed Treasurer of Winter Sports in January, 2000 and Chief Financial Officer in September, 2000. Ms. Phillips was employed at Southern Illinois Regional Social Services, Inc. of Carbondale, Illinois as financial director from 1997 to 1999. She served as senior auditor at Kerber, Eck & Braeckel, LLP, from 1996 to 1997 and as senior auditor at Barnett & Levine, LLP, from 1995 to 1996. Both firms are public accounting firms located in Carbondale, Illinois. Ms. Phillips serves as vice president of Moose Run Homeowners Association, treasurer of Big Mountain Water Company, treasurer of Glacier Village Association, President of Kintla Lodge Condominium Association, Secretary-Treasurer of Big Mountain Club LLC, and Secretary-Treasurer of Big Mountain Development Corporation. Ms.

Phillips also serves on the board of Anapurna Condominium Association.

Sandra K. Unger, age 62, was appointed Corporate Secretary in October, 1996 and is Manager of Corporate Administration. She served as Assistant Corporate Secretary from 1985 until 1996 and has been an employee of Big Mountain since 1962. Mrs. Unger previously served as a director and secretary of Summit House Restaurant & Bar, Inc., as a member of the board of directors of the Whitefish Credit Union and as secretary of Big Mountain Sewer District.

All officers are elected at the annual meeting of the board of directors immediately following the annual meeting of shareholders and serve at the pleasure of the board of directors.

Item 10. Executive Compensation.

Directors' Compensation.

Our non-employee directors received an annual fee of $ 6,500 during fiscal year 2003. Directors are paid on a pro rata basis for the months they serve as a director of Winter Sports during each fiscal year. No additional fees are paid for serving on a committee of the board of directors.

Compensation of Executive Officers.

The following table sets forth certain information regarding compensation paid during each of Winter Sports' last three fiscal years to Winter Sports' chief executive officer. No other executive officers serving at the end of fiscal year 2003 received compensation exceeding $100,000.

                           Summary Compensation Table

--------------------------------------------------------------------------------
Name and
Principal Position                  Fiscal Year    Salary ($)(1)       Bonus ($)
--------------------------------------------------------------------------------
Michael J. Collins (2)                     2003         $115,895         $     0
                                    --------------------------------------------
President and Chief Executive              2002         $109,854         $53,680
                                    --------------------------------------------
Officer                                    2001         $110,263         $     0
                                    --------------------------------------------

--------------------------------------------------------------------------------

----------

(1)   Includes amounts paid pursuant to Winter Sports' 401(k)Retirement Plan.

(2) Effective as of September 1, 2003, Michael Collins resigned as President and Chief Executive Officer of Winter Sports.

Employee Agreements.

Michael J. Collins -- On September 1, 2003 Mr. Collins resigned as President and Chief Executive Officer of Winter Sports, resulting in Winter Sports entering into a Separation Agreement and Release of Claims with him. Under the agreement, Mr. Collins is entitled to receive as severance three installment payments equal to two years of his base salary. Winter Sports also agreed to repurchase one half of the shares owned by Mr. Collins, and gave Mr.

Collins a put right to sell the other half of his shares back to Winter Sports before September 1, 2006. In addition, Winter Sports agreed to transfer a 1996 Isuzu Trooper to Mr. Collins, and issue 4 season ski passes for Big Mountain Resort to Mr. Collins for the next 6 years. The Separation Agreement terminated an employment agreement between Mr. Collins and Winter Sports which provided for a performance-based cash bonus to be paid to Mr. Collins based upon Winter Sports' net income before taxes in each fiscal year. Mr. Collins was not awarded a bonus for the fiscal year ended May 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Voting Securities.

The only voting securities of Winter Sports are shares of common stock, of which there were 988,668 shares outstanding as of September 25, 2003. Each share is entitled to one vote, except that cumulative voting is permitted in the election of directors.

Beneficial Owners.

To Winter Sports' knowledge, the following were the only beneficial owners of 5% or more of the outstanding common stock of Winter Sports as of September 25, 2003. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name.

-----------------------------------------------------------------------------------------------
Name                        Shares of Common Stock            Percentage of Shares Outstanding
-----------------------------------------------------------------------------------------------
Dennis L. Green                            248,866(1)                                     25.2%
P.O. Box 1888
Kalispell, MT 59903

-----------------------------------------------------------------------------------------------
Richard A. Dasen and                       247,389(2)                                     25.0%
Susan D. Dasen
400 West Valley Drive
Kalispell, MT 59901

-----------------------------------------------------------------------------------------------
Budget Finance                             247,096(1),(2)                                 25.0%
P.O. Box 22
Kalispell, MT 59903

-----------------------------------------------------------------------------------------------
Jerome T. Broussard                        102,000(3)                                     10.3%
P.O. Box 428
Whitefish, MT 59937

-----------------------------------------------------------------------------------------------
Mary Jane Street                            73,177(4)                                      7.4%
Living Trust
P.O. Box 806
Whitefish, MT 59937

-----------------------------------------------------------------------------------------------
Mary Jane Street                            73,177(4)                                      7.4%
P.O. Box 806
Whitefish, MT 59937

-----------------------------------------------------------------------------------------------
Darrel R. (Bill) Martin                     50,053(5)                                      5.1%
1429 Hwy. 2 West
Kalispell, MT 59901
-----------------------------------------------------------------------------------------------

----------

(1) Mr. Green owns 1,421 shares and shares investment and voting power with respect to 247,076 shares owned by Budget Finance, a wholly owned subsidiary of Dasen Company. Mr. Green is a shareholder, a director and president of Dasen Company and is president of Budget Finance. Also includes 349 shares held by a son, over which Mr. Green shares voting power.

(2) Mr. and Mrs. Dasen own 293 shares directly and share investment and voting power with respect to 247,076 shares owned by Budget Finance, a wholly owned subsidiary of Dasen Company. Mr. and Mrs. Dasen are the controlling shareholders of Dasen Company.

(3) Includes 102,000 shares owned by a limited partnership controlled by Mr. Broussard. Mr. Broussard shares voting and investment power over these shares.

(4) Mary Jane Street has investment and voting power with respect to the 73,177 shares owned by the Mary Jane Street Living Trust.

(5) Mr. Martin owns 25,036 shares and shares investment and voting power with respect to 25,017 shares held in a trust held by his wife.

Management.

The following table sets forth as of September 25, 2003 the number of shares of common stock owned by (i) each director and nominee, (ii) the executive officers named in the Summary Compensation Table and (iii) all directors and executive officers named in the Summary Compensation Table as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

--------------------------------------------------------------------------------------------
Name                          Shares of Common Stock       Percentage of Shares Outstanding
--------------------------------------------------------------------------------------------
Charles R. Abell                              14,794                                    1.4%

--------------------------------------------------------------------------------------------
Jerome T. Broussard                          102,000                                   10.3%

--------------------------------------------------------------------------------------------
Brian T. (Tim) Grattan                        13,793                                    1.4%

--------------------------------------------------------------------------------------------
Dennis L. Green                              248,886(1)                                25.2%

--------------------------------------------------------------------------------------------
Charles P. Grenier                             1,000                                      *

--------------------------------------------------------------------------------------------
Jerry J. James                                   150                                      *

--------------------------------------------------------------------------------------------
Michael T. Jenson                             20,708(2)                                 2.1%

--------------------------------------------------------------------------------------------
Darrel R. (Bill) Martin                       50,053(3)                                 5.1%

--------------------------------------------------------------------------------------------
Michael J. Muldown                               800                                      *

--------------------------------------------------------------------------------------------
Michael J. Collins (4)                        44,510                                    4.5%

--------------------------------------------------------------------------------------------
All directors and                            496,674                                   50.0%
executive officers as a
group (10 persons)
--------------------------------------------------------------------------------------------

----------

*     Less than 1%

(1) Mr. Green directly owns 1,421 shares and shares investment and voting power with respect to 247,096 shares which are owned by Budget Finance, a wholly-owned subsidiary of Dasen Company. Mr. Green is a shareholder, a director and president of Dasen Company and is president of Budget Finance. Also includes 349 shares owned by a son, over which Mr. Green shares voting power.

(2) Mr. Jenson owns 162 shares and shares voting power with respect to 22 shares held by his wife and 20,524 shares held in a Trust.

(3) Mr. Martin owns 25,036 shares and shares investment and voting power with respect to 25,017 shares held in a trust held by his wife.

(4) Effective as of September 1, 2003, Michael Collins resigned as President and Chief Executive Officer of Winter Sports. Winter Sports has agreed to repurchase his shares as described in "Compensation of Executive Officers
      - Employee Agreements."

Item 12. Certain Relationships and Related Transactions.

In December 2001, Winter Sports entered into a $1,428,000 loan agreement with the Whitefish Credit Union to finance the purchase of lands from Stoltze Land and Lumber Company. The loan agreement requires payment of interest and principal in the amount of $125,000 per year beginning January 1, 2002, with the entire unpaid balance due January 1, 2007. The outstanding balance at May 31, 2003 was $1,340,705. Charles R. Abell, a director of Winter Sports, is the president and chief executive officer of the Whitefish Credit Union.

Item 14. Principal Accountant Fees and Services.

The board of directors appointed Jordahl & Sliter to serve as Winter Sports' independent accountants for the fiscal year ending May 31, 2004. Jordahl & Sliter has served since 1980 in that capacity.

Audit Fees.

Audit fees billed by Jordahl & Sliter for the audit of Winter Sports' annual financial statements the fiscal year ended May 31, 2003 and the reviews of the financial statements included in Winter Sports' quarterly reports on Form 10-QSB for that fiscal year totaled $43,000.

Winter Sports did not engage Jordahl & Sliter to provide advice regarding financial information systems design and implementation during the fiscal year ended May 31, 2003.

All Other Fees.

Fees billed to Winter Sports by Jordahl & Sliter during the fiscal year ended May 31, 2003 for all other, non-audit services rendered to Winter Sports, including tax-related services, totaled $4,375.

The Audit Committee considered whether the provision of the services covered by the fees described under the caption "All Other Fees" was compatible with maintaining Jordahl & Sliter independence.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        WINTER SPORTS, INC.


                                        By /s/ Dennis L. Green
                                           ------------------------------
                                           Dennis L. Green
                                           Acting Chief Executive Officer
                                        (Principal Executive Officer)
                                        Date: September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:


/s/ Charles R. Abell        Director                         September 25, 2003
-------------------------
Charles R. Abell


/s/ Brian T. Grattan        Director                         September 25, 2003
-------------------------
Brian T. (Tim) Grattan


/s/ Dennis L. Green         Director and Chairman            September 25, 2003
-------------------------   of the Board
Dennis L. Green


/s/ Charles P. Grenier      Director                         September 25, 2003
-------------------------
Charles P. Grenier


/s/ Jerry J. James          Director                         September 25, 2003
-------------------------
Jerry J. James


/s/ Michael T. Jenson       Director                         September 25, 2003
-------------------------
Michael T. Jenson


/s/ Darrel R. Martin        Director and Vice-Chairman       September 25, 2003
-------------------------   of the Board
Darrel R. (Bill) Martin

/s/ Michael J. Muldown      Director                         September 25, 2003
-------------------------
Michael J. Muldown


/s/ Jerome T. Broussard     Director                         September 25, 2003
-------------------------
Jerome Broussard


/s/ Jami M Phillips         Principal Financial Officer      September 25, 2003
-------------------------
Jami M. Phillips

                                INDEX TO EXHIBITS

Exhibit Number                              Description
--------------    --------------------------------------------------------------

    31.1 Certification of Dennis L. Green pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.

    31.2          Certification of Jami M. Phillips pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.