Form 10QSB
period 2003-09-07
WINTER SPORTS INC /NEW
filed 2003-10-21
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2003

|_|	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to _______________________

Commission File No. 0-15030 WINTER SPORTS, INC. (Exact name of small business issuer as specified in its charter)

Montana (State of Incorporation)	81-0221770 (I.R.S. Employer I.D. No.)

P.O. Box 1400, Whitefish, Montana 59937
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (406) 862-1900

————————————————————————————————
Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

As of October 11, 2003 the number of shares outstanding of the issuer’s common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes |_| No |x|

WINTER SPORTS, INC.

INDEX

Page 2 of 22

WINTER SPORTS, INC.

PART I - FINANCIAL INFORMATION

		Page No.

Item I.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets	4
	At:
	September 7, 2003 (Unaudited)
	September 8, 2002 (Unaudited)
	May 31, 2003

	Condensed Consolidated Statements of Operations	6
	For The Periods:
	June 1, 2003 - September 7, 2003 (Unaudited)
	June 1, 2002 - September 8, 2002 (Unaudited)

	Condensed Consolidated Statements of Cash Flows	7
	For The Periods:
	June 1, 2003 - September 7, 2003 (Unaudited)
	June 1, 2002 - September 8, 2002 (Unaudited)

	Notes to Condensed Consolidated Financial Statements	8

Page 3 of 22

WINTER SPORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	9/7/03 Unaudited	9/8/02 Unaudited	5/31/03 Note 2

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,077,293	$888,657	$475,288
Cash - restricted	76,595	0	76,595
Receivables (net of reserve for
bad debts of $0)	321,557	442,141	209,339
Receivables - related parties	26,658	86,792	65,855
Note Receivable	0	63,098	0
Interest Receivable	0	17,622	0
Interest Receivable - related party	94,477	0	68,110
Income tax refund receivable	906,356	531,508	290,163
Current deferred tax asset	36,514	30,832	36,514
Inventories	518,996	581,992	560,634
Prepaid expenses	188,512	150,485	450,523

TOTAL CURRENT ASSETS	3,246,958	2,793,127	2,233,021

PROPERTY AND EQUIPMENT
Property and equipment, at cost	30,038,688	28,673,051	29,996,638
Accumulated depreciation
and amortization	(17,500,603)	(16,055,098)	(17,515,325)

	12,538,085	12,617,953	12,481,313
Construction in progress	926,907	1,110,082	765,141
Land and development costs	7,174,756	6,273,309	7,157,338

NET PROPERTY AND EQUIPMENT	20,639,748	20,001,344	20,403,792

INVESTMENT IN LLCs	(255,313)	231,892	(239,023)

OTHER ASSETS	1,098,483	680,356	1,128,722

TOTAL ASSETS	$24,729,876	$23,706,719	$23,526,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$954,960	$770,596	$556,496
Accounts payable - related parties	10,382	5,323	4,666
Employee compensation and
related expenses	386,692	201,076	201,403
Taxes other than payroll and income	174,103	164,891	95,009
Interest payable	32,899	45,732	44,903
Interest payable - related party	54,815	22,721	34,062
Current deferred tax liability	28,314	0	28,314
Current portion long-term debt	45,304	42,890	45,304
Deposits and other unearned income	2,469,155	2,471,097	2,193,551
Other current liabilities	2,898	3,193	2,898

TOTAL CURRENT LIABILITIES	4,159,522	3,727,519	3,206,606
LONG-TERM DEBT	8,620,393	7,082,705	7,539,876
OTHER LONG-TERM LIABILITIES	95,346	0	0
DEFERRED INCOME TAXES	2,448,191	2,478,928	2,448,191

TOTAL LIABILITIES	15,323,452	13,289,152	13,194,673

Page 4 of 22

STOCKHOLDERS’ EQUITY
Common stock (5,000,000 shares
authorized; no par value;
988,668, shares outstanding)	3,887,676	3,887,676	3,887,676
Retained earnings	5,518,748	6,529,891	6,444,163

TOTAL STOCKHOLDERS’ EQUITY	9,406,424	10,417,567	10,331,839

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$24,729,876	$23,706,719	$23,526,512

The accompanying notes are an integral part of these financial statements. Page 5 of 22

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	6/ 1/03 to 9/ 7/03	6/ 1/02 to 9/ 8/02
REVENUE
Lifts	$250,363	$257,938
Retail	203,360	175,369
Equipment rental and repair	34,654	36,267
Lodging	88,992	61,146
Lease, management and other fees	479,029	378,663
Lease, management and other fees - related parties	28,746	23,534

TOTAL REVENUE	1,085,144	932,917

OPERATING COSTS AND EXPENSES
Direct expense - lifts	253,399	271,192
Cost of retail	134,837	106,855
Payroll and related expenses	1,069,558	713,464
Direct expenses	338,086	305,765
Direct expenses - related parties	6,807	4,328
Marketing	205,441	164,493
Marketing - related parties	0	(1,403)
Depreciation and amortization	16,857	16,344
General and administrative	718,793	282,646
General and administrative - related parties	0	8,461

TOTAL OPERATING COSTS AND EXPENSES	2,743,778	1,872,145

OPERATING (LOSS)	(1,658,634)	(939,228)

OTHER INCOME (EXPENSE)
Interest income - related parties	27,781	18,830
Interest expense	(48,519)	(50,699)
Interest expense - related parties	(20,754)	(22,721)
Sale of land	0	925,989
Unrecognized gross profit on land sale	0	(862,891)
Cost of land sale	0	(63,098)
Gain on land sale	0	141,938
Equity in Earnings - LLCs	(16,290)	49,570
Gain on sale of assets	68,200	2,030
Other income (expense)	(94)	(963)

TOTAL OTHER INCOME	10,324	137,985

(LOSS) BEFORE INCOME TAXES	(1,648,310)	(801,243)
(Recovery of) income taxes	(616,193)	(320,498)

(LOSS) BEFORE MINORITY INTEREST	$(1,032,117)	$(480,745)
MINORITY INTEREST IN SUBSIDIARY LOSS	106,702	0

NET (LOSS)	(925,415)	(480,745)

(LOSS) PER COMMON SHARE	$(0.94)	$(0.49)

WEIGHTED AVERAGE SHARES OUTSTANDING	988,668	988,668

The accompanying notes are an integral part of these financial statements. Page 6 of 22

WINTER SPORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	6/ 1/03 to 9/ 7/03	6/ 1/02 to 9/ 8/02
NET CASH FLOW
USED IN OPERATING ACTIVITIES:	$(473,716)	$(965,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Assets	68,200	70,606
Property and equipment acquisitions	(72,996)	(26,010)

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES:	(4,796)	44,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draws on long-term revolver	1,745,248	1,165,000
Principal payments on long-term revolver	(664,731)	(96,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES:	1,080,517	1,069,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	602,005	148,327

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	475,288	740,330

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,077,293	$888,657

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

Interest (net of capitalized interest)	$60,523	$83,093
Income taxes (net of refunds)	$0	$0

The accompanying notes are an integral part of these financial statements. Page 7 of 22

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual report for the year ended May 31, 2003.

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Certain amounts in the September 8, 2002 financial statements have been reclassified to conform to the September 7, 2003 presentation.

NOTE 2 - May 31, 2003

The balance sheet at May 31, 2003 has been condensed from the audited financial statements at that date.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company’s operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company’s practice to recognize substantially all of the year’s depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company’s main periods of business. The Company also generates revenues from the sale of real estate, which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 7, 2003 and September 8, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company’s property or while recreating. The Company’s insurance carrier provides defense and coverage for these claims and the Company’s participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

NOTE 5 - NOTES PAYABLE

The Company currently has a loan agreement with Bank of America. The agreement provides for a $13,500,000 revolving reducing line of credit, which matures on May 31, 2009. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each May 31, the amount available under the line reduces by $1,200,000. At September 7, 2003 $6,220,312 was unused of the $13,500,000 available under the instrument. At September 8, 2002 $1,052,405 was unused of the then $6,750,000 available under the instrument. The loan bears interest at or below Bank of America’s prime rate.

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

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operates principally in two industries: the operation of a resort area and the investment in real estate. Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Big Mountain Development Corporation participates in various LLC activities as described in Note 8. Financial information by industry segment for the first quarters of 2004 and 2003 are summarized as follows:

	WINTER SPORTS	BMDC	Consolidated
Quarter Ended 9/7/03
Total revenue	$1,059,216	$25,928	$1,085,144
Operating (loss)	$(1,605,071)	$(53,738)	$(1,658,809)
Depreciation and amortization	$10,164	$6,693	$16,857
Identifiable assets	$21,273,755	$3,456,121	$24,729,876
Capital expenditures	$72,996	$0	$72,996

Quarter Ended 9/8/02
Total revenue	$907,052	$25,865	$932,917
Operating (loss)	$(890,045)	$(49,183)	$(939,228)
Depreciation and amortization	$9,620	$6,724	$16,344
Identifiable assets	$19,903,713	$3,803,006	$23,706,719
Capital expenditures	$26,010	$0	$26,010

NOTE 8 - INVESTMENT IN LLCs

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

WINTER SPORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The entity had total assets of $45,840 and total liabilities of $513,978 as of August 31, 2003. The Company’s maximum exposure is limited to its equity contribution of $10, its ratable share of any income/loss and the remaining portion of a note receivable in the amount of $477,090 plus accrued interest. The Company has initially determined that the Company’s subsidiary, Big Mountain Development Corporation, could be the primary beneficiary of this variable interest entity. Due to the date of involvement with this entity, the Company is not required at this time to consolidate this entity.

The Glades Development LLC was entered into in April, 2003. This entity is involved in a project for single family home sites. The total assets of this entity were $4,066,363 and total liabilities of $4,286,920 as of August 31, 2003. The Company’s maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company’s subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported by the equity method.

WINTER SPORTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed financial information of the LLCs are as follows:

COMBINED BALANCE SHEET

COMBINED ASSETS
Land held for development and sale	$18,669,800
Cash	3,562,360
Other Assets	607,126

$22,839,286

COMBINED LIABILITIES AND EQUITY
Notes and other payables	$21,185,896
Equity	1,653,390

$22,839,286

COMBINED STATEMENT OF INCOME

Net (Loss) from sales	$(462,305)

Page 11 of 22

WINTER SPORTS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”) and Section 27A of the Securities Exchange Act of 1934, as amended(the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect the Company’s current expectations concerning future results and events. Similarly, statements that describe the Company’s objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as “anticipate,” “assume,” “believe,” “expect,” “intend,” “plan,” and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company’s documents filed by the Company with the Securities and Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligations to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans the ticket of each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company’s subsidiary, Big Mountain Development Corporation, is recognizing any gain on the sale of these parcels under the cost recovery method. The Company chose this method because the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been invested in four LLCs. Revenue from these entities is being recognized under the equity method. The Company’s subsidiary, Big Mountain Development Corporation, does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLCs. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies at the end of the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, the Company’s subsidiary, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company’s subsidiary, Big Mountain Development Corporation, could be the primary beneficiary; therefore, the entity will be consolidated according to the implementation period as determined by FASB, due to the date of the initial involvement with this entity. See Note 8 for the required disclosures.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

	For the Period
	6/1/03 to 9/7/03	6/1/02 to 9/8/02
Gross Revenues	$1,085,144	$932,917

Net (Loss)	$(925,415)	$(480,745)

(Loss) per Common Share	$(0.94)	$(0.49)

Total Assets	$24,729,876	$23,706,719

Long-Term Debt less current portion	$8,620,393	$7,082,705

Revenues

Total revenues for the first quarter that ended September 7, 2003 were $1,085,144, an increase of $152,227 or 16.3% from the quarter that ended September 8, 2002. The increase was primarily due to an increase in lodging and retail revenue in the current year compared with that of the first quarter of the prior year. During the summer months, the Resort experienced the effect of another fire season. National news reports stated that much of Glacier National Park was on fire. During two different week-long periods, the Park did experience closures that impacted travel to the northwestern portion of Montana. During the first closure, travelers were requested to leave the lodging facilities at Glacier National Park and were encouraged to stay at the Resort. This increased Lodging revenue as well as revenue from Lease, Management and other fees. Lift revenue was relatively flat compared to the previous year. Marketing and sales continue their efforts to attract guests by modifying their strategy. Group sales continue to be a focus as well as marketing efforts in the northwestern area of North America. Recently Delta Airlines has announced that it is turning over its business in Montana to Utah-based SkyWest Airlines. The effect of this change is still being analyzed by management. This will mean a higher frequency of flights into Glacier Park International Airport, which is 30 minutes from the Resort. It will also mean fewer seats on each flight with a net effect of 100 seats per day. This will make travel to the Resort by air more attractive for the individual and family visitors as well as smaller groups. It will make it more difficult for larger group visitation as the number of seats for a group to travel on the same plane will be limited by the number of available seats on that plane. Management is having ongoing discussions with the carrier as to any options available to mitigate any potential revenue impact. As the Company approaches the winter season, management is cautiously optimistic that the Resort will see additional visitors compared to last year.

Operating Expenses

Total operating costs and expenses in the quarter ended September 7, 2003 increased by $871,633 from the same quarter last year. General and administrative expenses increased during the first quarter of this year due to the recognition of start-up expenditures for the Big Mountain Club LLC. This entity was organized as a non-equity members club, which has certain privileges at the Resort and also at a near-by golf club, which is now known as Big Mountain Golf Club. The Company views these expenditures as one-time non-reoccurring expenses. The Company has also incurred additional expenses during the first quarter of this year over last year in the amount of $79,083 related to insurance costs. The insurance market continues to harden as a result of September 11, 2001 and the overall experience ratings of insurance companies. The Company expects this trend to continue during the next fiscal year. The Company continues to take steps to mitigate the effect of increasing insurance premiums by increasing the level of risk management at the Resort, considering deductible levels and the effect of being a public company in the insurance market. The Company also experienced increases in consultants and legal expenses related to researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission.

Other Income (Expense)

During the first quarter of the year, the Company sold a small tract of land to the state of Montana as a right of way. The State is purchasing small tracts of land along the Big Mountain Road, so that in the near future the road leading to the Resort will become wider, removing many of the hairpin turns along the way.

Interest expense for the quarter ended September 7, 2003 was $69,273; a decrease of $4,147 from the first quarter last year. The Company expects to reduce the line of credit during the second and early portion of the third quarter due to expected payments on two notes receivables associated with previous land sales.

During June, 2003, the Company entered into two interest rate swaps. These swaps were entered into for periods of three and four years, respectively, at one million dollars each. The objective of the hedge is to eliminate the variability of cash flows in the interest payments for the debt, the sole source of which is due to changes in the LIBOR benchmark interest rate. Changes in the cash flows of the interest rate swap are expected to exactly offset the changes in cash flows (i.e., changes in interest rate payments) attributable to fluctuations in the LIBOR.

The Minority Interest in net loss of consolidated subsidiary represents 33% of the interest in the net loss of the Big Mountain Club LLC, which is owned by another entity unrelated to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $(912,563) which is an increase over the prior year’s $(934,392). The increase is primarily due to the increase in the cash due to collection of deposits related to members joining the Big Mountain Club.

Other long-term liabilities include additional compensation which will be owed by the Company under the terms of the Separation Agreement with the former President. It also includes an amount for Minority Interest in the Big Mountain Club held by another entity unrelated to the Company.

Total liabilities of $15,323,452 represent 163% of stockholders’ equity at September 7, 2003, an increase from $13,289,152 or 128% of stockholders’ equity at September 8, 2002.

The Company entered into an agreement with the landowner contiguous to the Company’s eastern boundary during a previous year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified options payments during the time of this agreement. The first three options payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel.

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

Subsequent to year-end, the Company’s Board of Directors accepted the resignation of its President and Chief Executive Officer, Michael Collins.

His resignation was effective September 22, 2003. The Board has appointed Dennis Green as Acting President and Chief Executive Officer until such time as a new officer can be named. The Board has organized a search committee and has begun the process to find a new Chief Executive Officer.

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission. In the last 18 months, following the well publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies. In particular, the Sarbanes- Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance for companies whose stock is registered under the Exchange Act. Winter Sports, a relatively small company has the same reporting requirements as companies that are 10-100 times larger. The Company has experienced a significant cost increase in the D & O insurance as well as in audit fees and reporting requirements. At this time the Company anticipates that additional new reporting requirements may be forth coming and may have a further burden on the Company.

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

The Company announced on September 24 its intention to request shareholder approval to enter into a going private transaction for the purposes of deregistering with the Securities and Exchange Commission at the next annual meeting. The Company has filed a preliminary proxy and related schedules with the Securities and Exchange Commission, who is currently reviewing the documents. The Company expects to set an annual meeting date once the Commission has completed its review of the documents.

The Company has also purchased approximately 10,000 square feet of retail space in the Morning Eagle Condominium building located in the center of the Village. The Company has signed multi-year lease agreements with a candy store, photography/retail store, snowboard/cafe shop, and a day spa. The Company also intends to move its retail store called Big Mountain Sports into that venue and rename it Snow Ghost Outfitters. Currently basic tenant improvements are being completed. The lessees are expected to start their improvements within the next month with an anticipated opening of all stores by December 1, 2003.

The Company is also beginning work on the space where Big Mountain Sports was located to be able to utilize the space this winter as a day lodge facility. The space is expected to have vending machines well as seating areas and small storage areas for the guests to use. As this facility will be near the Chair 2 and Chair 6 area, it is believed that this facility will be convenient for guests of all types to use.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the date of this report, that the Company’s disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company, which is required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934, is made known to them.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that in management’s examination could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Page 19 of 22

WINTER SPORTS, INC.

FORM 10QSB

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 4 of the Condensed Consolidated Financial Statements of this form 10-QSB, which is incorporated herein by reference.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits List

Number	Document

10.15	Separation Agreement and Release of Claims

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Page 20 of 22

(b)	Reports on Form 8-K

Three reports on Form 8-K were filed during the quarter ended September 7, 2003.

A Form 8-K was filed on July 8, 2003, announcing a joint venture between the Company and Northern Pines Golf Club to form Big Mountain Club.

A form 8-K was filed on August 18, 2003, stating that the Company’s auditors, Jordahl & Sliter had submitted their resignation as the Company’s auditors due to the requirements of the Sarbanes-Oxley Act of 2002.

A Form 8-K was filed on September 4, 2003, announcing the resignation of the Company’s Chief Executive Officer and President, Michael Collins.

WINTER SPORTS, INC.

FORM 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Winter Sports, Inc. ———————— (Registrant)

Date: October 20, 2003	/s/ Dennis Green ——————————————— Dennis Green Chairman of the Board and Acting President & Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2003	/s/ Jami M. Phillips ——————————————— Jami M. Phillips Chief Financial Officer (Principal Accounting Officer)

Page 22 of 22