Form 10QSB/A
period 2003-09-07
WINTER SPORTS INC /NEW
filed 2003-11-12
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                (Amendment No. 1)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 7, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

            For the transition period from              to
                                          --------------  -----------------

                           Commission File No. 0-15030

                               WINTER SPORTS, INC.
        (Exact name of small business issuer as specified in its charter)

         Montana                                       81-0221770
   (State of Incorporation)                    (I.R.S. Employer I.D. No.)

                     P.O. Box 1400, Whitefish, Montana 59937
                    (Address of Principal Executive Offices)

          Issuer's telephone number, including area code (406) 862-1900

--------------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 11, 2003 the number of shares outstanding of the issuer's common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes |_| No |X|

                               WINTER SPORTS, INC.

                                      INDEX

                                                                      Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                     4

        Item 2. Management's Discussion and Analysis
                     of Financial Conditions                            12

        Item 3. Controls and Procedures                                 19

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                       20

        Item 2. Changes in Securities                                   20

        Item 3. Defaults Upon Senior Securities                         20

        Item 4. Submission of Matters to a Vote of Security Holders     20

        Item 5. Other Information                                       20

        Item 6. Exhibits and Reports on Form 8-K                        20

                Signatures                                              22

                Certifications                                        23-28

                               WINTER SPORTS, INC.

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item I. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                            4
            At:
                September 7, 2003(Unaudited)
                September 8, 2002(Unaudited)
                May 31, 2003

         Condensed Consolidated Statements of Operations                  6
            For The Periods:
                June 1, 2003 - September 7, 2003(Unaudited)
                June 1, 2002 - September 8, 2002(Unaudited)

         Condensed Consolidated Statements of Cash Flows                  7
            For The Periods:
                June 1, 2003 - September 7, 2003(Unaudited)
                June 1, 2002 - September 8, 2002(Unaudited)

         Notes to Condensed Consolidated Financial Statements             8

                               WINTER SPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             9/7/03          9/8/02           5/31/03
                                            Unaudited       Unaudited          Note 2
                                         ------------    ------------    ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents             $  1,077,293    $    888,657    $    475,288
   Cash - restricted                           76,595               0          76,595
   Receivables (net of reserve for
     bad debts of $0)                         321,557         442,141         209,339
   Receivables - related parties               26,658          86,792          65,855
   Receivable                                       0          63,098               0
   Interest Receivable                              0          17,622               0
   Interest Receivable - related party         94,477               0          68,110
   Income tax refund receivable               906,356         531,508         290,163
   Current deferred tax asset                  36,514          30,832          36,514
   Inventories                                518,996         581,992         560,634
   Prepaid expenses                           188,512         150,485         450,523
                                         ------------    ------------    ------------
TOTAL CURRENT ASSETS                        3,246,958       2,793,127       2,233,021
                                         ------------    ------------    ------------

PROPERTY AND EQUIPMENT
   Property and equipment, at cost         30,038,688      28,673,051      29,996,638
     Accumulated depreciation
       and amortization                   (17,500,603)    (16,055,098)    (17,515,325)
                                         ------------    ------------    ------------
                                           12,538,085      12,617,953      12,481,313
   Construction in progress                   926,907       1,110,082         765,141
   Land and development costs               7,174,756       6,273,309       7,157,338
                                         ------------    ------------    ------------
NET PROPERTY AND EQUIPMENT                 20,639,748      20,001,344      20,403,792
                                         ------------    ------------    ------------

INVESTMENT IN LLCs                           (255,313)        231,892        (239,023)
                                         ------------    ------------    ------------

GOODWILL - net of amortization                158,469         158,469         158,469
                                         ------------    ------------    ------------

OTHER ASSETS                                  940,014         521,887         970,253
                                         ------------    ------------    ------------

TOTAL ASSETS                             $ 24,729,876    $ 23,706,719    $ 23,526,512
                                         ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                      $    954,960    $    770,596    $    556,496
   Accounts payable - related parties          10,382           5,323           4,666
   Employee compensation and
     related expenses                         386,692         201,076         201,403
   Taxes other than payroll and income        174,103         164,891          95,009
   Interest payable                            32,899          45,732          44,903
   Interest payable - related party            54,815          22,721          34,062
   Current deferred tax liability              28,314               0          28,314
   Current portion long-term debt              45,304          42,890          45,304
   Deposits and other unearned income       2,469,155       2,471,097       2,193,551
   Other current liabilities                    2,898           3,193           2,898
                                         ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                   4,159,522       3,727,519       3,206,606

The accompanying notes are an integral part of these financial statements

LONG-TERM DEBT                           8,620,393      7,082,705      7,539,876
OTHER LONG-TERM LIABILITIES                 95,346              0              0
DEFERRED INCOME TAXES                    2,448,191      2,478,928      2,448,191
                                      ------------   ------------   ------------
TOTAL LIABILITIES                       15,323,452     13,289,152     13,194,673
                                      ------------   ------------   ------------

STOCKHOLDERS' EQUITY
     Common stock (5,000,000 shares
     authorized; no par value;
     988,668, shares outstanding)        3,887,676      3,887,676      3,887,676
   Retained earnings                     5,518,748      6,529,891      6,444,163
                                      ------------   ------------   ------------
TOTAL STOCKHOLDERS' EQUITY               9,406,424     10,417,567     10,331,839
                                      ------------   ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $ 24,729,876   $ 23,706,719   $ 23,526,512
                                      ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          6/ 1/03        6/ 1/02
                                                            to             to
                                                          9/ 7/03        9/ 8/02
                                                        -----------    -----------
REVENUE
   Lifts                                                $   250,363    $   257,938
   Retail                                                   203,360        175,369
   Equipment rental and repair                               34,654         36,267
   Lodging                                                   88,992         61,146
   Lease, management and other fees                         479,029        378,663
   Lease, management and other fees - related parties        28,746         23,534
                                                        -----------    -----------
TOTAL REVENUE                                             1,085,144        932,917
                                                        -----------    -----------

OPERATING COSTS AND EXPENSES
   Direct expense - lifts                                   253,399        271,192
   Cost of retail                                           134,837        106,855
   Payroll and related expenses                           1,069,558        713,464
   Direct expenses                                          338,086        305,765
   Direct expenses - related parties                          6,807          4,328
   Marketing                                                205,441        164,493
   Marketing - related parties                                    0         (1,403)
   Depreciation and amortization                             16,857         16,344
   General and administrative                               718,793        282,646
   General and administrative - related parties                   0          8,461
                                                        -----------    -----------
TOTAL OPERATING COSTS AND EXPENSES                        2,743,778      1,872,145
                                                        -----------    -----------

OPERATING (LOSS)                                         (1,658,634)      (939,228)
                                                        -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income - related parties                         27,781         18,830
   Interest expense                                         (48,519)       (50,699)
   Interest expense - related parties                       (20,754)       (22,721)
   Sale of land                                                   0        925,989
   Unrecognized gross profit on land sale                         0       (862,891)
   Cost of land sale                                              0        (63,098)
   Gain on land sale                                              0        141,938
   Equity in Earnings - LLCs                                (16,290)        49,570
   Gain on sale of assets                                    68,200          2,030
   Other income (expense)                                       (94)          (963)
                                                        -----------    -----------
TOTAL OTHER INCOME                                           10,324        137,985
                                                        -----------    -----------

(LOSS) BEFORE INCOME TAXES                               (1,648,310)      (801,243)
   (Recovery of) income taxes                              (616,193)      (320,498)
                                                        -----------    -----------
(LOSS) BEFORE MINORITY INTEREST                         $(1,032,117)   $  (480,745)
  MINORITY INTEREST IN SUBSIDIARY LOSS                      106,702              0
                                                        -----------    -----------
NET (LOSS)                                                 (925,415)      (480,745)
                                                        ===========    ===========

(LOSS) PER COMMON SHARE                                 $     (0.94)   $     (0.49)
                                                        ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                         988,668        988,668
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                            6/ 1/03        6/ 1/02
                                                              to             to
                                                            9/ 7/03        9/ 8/02
                                                          -----------    -----------
NET CASH FLOW
   USED IN OPERATING ACTIVITIES:                          $  (473,716)   $  (965,269)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Assets                                               68,200         70,606
  Property and equipment acquisitions                         (72,996)       (26,010)
                                                          -----------    -----------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES:                                         (4,796)        44,596
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from draws on long-term revolver                1,745,248      1,165,000
   Principal payments on long-term revolver                  (664,731)       (96,000)
                                                          -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                  1,080,517      1,069,000
                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     602,005        148,327

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              475,288        740,330
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,077,293    $   888,657
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR TO DATE FOR:

   Interest (net of capitalized interest)                 $    60,523    $    83,093
   Income taxes (net of refunds)                          $         0    $         0

The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's annual report on Form 10-KSB for the year ended May 31, 2003.

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

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business on a straight-line basis. The Company also generates revenues from the sale of real estate, which is ongoing throughout the fiscal year. Therefore, the results of operations for the interim periods ended September 7, 2003 and September 8, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while recreating. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

NOTE 5 - NOTES PAYABLE

The Company currently has a loan agreement with Bank of America. The agreement provides for a $13,500,000 revolving reducing line of credit, which matures on May 31, 2009. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment,

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each May 31, the amount available under the line reduces by $1,200,000. At September 7, 2003 $6,220,312 was unused of the $13,500,000 available under the instrument. At September 8, 2002 $1,052,405 was unused of the then $6,750,000 available under the instrument. The loan bears interest at or below Bank of America's prime rate.

The Company entered into a term loan agreement for $1,428,000, with Whitefish Credit Union, a related party, during December, 2001. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January, beginning with January 1, 2003. The loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The proceeds from this term loan were used to purchase 120 acres adjacent to the Company's eastern boundary.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company operated principally in two industries, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Also included in Winter Sports' segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 8. The Company evaluates performance according to income from operations and effective budgetary compliance. It allocates resources according to performance in these areas.

Financial information by industry segment for the first quarters of 2004 and 2003 are summarized as follows:

                                   WINTER SPORTS        BMDC         Consolidated
                                   -------------    -------------    -------------
Quarter Ended 9/7/03
   Total revenue                   $   1,059,216    $      25,928    $   1,085,144
   Operating (loss)                $  (1,605,071)   $     (53,738)   $  (1,658,809)
   Depreciation and amortization   $      10,164    $       6,693    $      16,857
   Identifiable assets             $  21,273,755    $   3,456,121    $  24,729,876
   Capital expenditures            $      72,996    $           0    $      72,996

Quarter Ended 9/8/02
   Total revenue                   $     907,052    $      25,865    $     932,917
   Operating (loss)                $    (890,045)   $     (49,183)   $    (939,228)
   Depreciation and amortization   $       9,620    $       6,724    $      16,344
   Identifiable assets             $  19,903,713    $   3,803,006    $  23,706,719
   Capital expenditures            $      26,010    $           0    $      26,010

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - INVESTMENT IN LLCs

The Company's subsidiary, Big Mountain Development Corporation, has become a member of four limited liability companies, Northern Lights LLC, Morning Eagle LLC, The Glades LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from each of these entities. The profit is the difference, if any, between the sales of real estate product and the costs of developing that product, including marketing. The Company's subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each LLC, except for Morning Eagle LLC in which it will receive 22% of any residual.

As a result of FIN 46, the Company is evaluating its subsidiary's investment in each of these limited liability companies to determine whether these entities meet the definition of Variable Interest Entities under this provision. If the Company's subsidiary, Big Mountain Development Corporation, is determined to be the primary beneficiary of any of these LLC's, the Company would then be required to consolidate that entity, rather than reporting on the equity method as has been done in the past.

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The entity had total assets of $45,840 and total liabilities of $513,978 as of August 31, 2003. The Company's maximum exposure is limited to its equity contribution of $10, its ratable share of any income/loss and the remaining portion of a note receivable in the amount of $477,090 plus accrued interest. The Company has initially determined that the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary of this variable interest entity. Due to the date of involvement with this entity, the Company is not required at this time to consolidate this entity.

The Glades Development LLC was entered into in April, 2003. This entity is involved in a project for single family home sites. The total assets of this entity were $4,066,363 and total liabilities of $4,286,920 as of August 31, 2003. The Company's maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported under the equity method.

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Condensed financial information of the LLCs are as follows:

                             COMBINED BALANCE SHEET

COMBINED ASSETS
  Land held for development and sale                               $ 18,669,800
  Cash                                                                3,562,360
  Other Assets                                                          607,126
                                                                   ------------
                                                                   $ 22,839,286
                                                                   ============

COMBINED LIABILITIES AND EQUITY
  Notes and other payables                                         $ 21,185,896
  Equity                                                              1,653,390
                                                                   ------------
                                                                   $ 22,839,286
                                                                   ============

                          COMBINED STATEMENT OF INCOME

Net (Loss)from sales                                               $   (462,305)
                                                                   ============

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended(the "Securities Act") and Section 27A of the Securities Exchange Act of 1934, as amended(the "Exchange Act"). These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "intend," "plan," and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company's documents filed by the Company with the Securities and Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligations to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans the ticket of each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company's subsidiary, Big Mountain Development Corporation, is recognizing any gain on the sale of these parcels under the cost recovery method. The Company chose this method because the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been invested in four LLCs. Revenue from these entities is being recognized under the equity method. The Company's subsidiary, Big Mountain Development Corporation, does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLCs. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

The Company adopted FASB 142 at the beginning of the 2003 fiscal year. Under this FASB, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. Applications of the nonamortized provisions for the years ended May 31, 2002 and 2001 would have increased net income by $11,382 and $949, respectively, and increased earnings per share by $.01 in 2002 and would have no effect in 2001. An impairment test of the lodging reporting unit reported no impairment of the goodwill as of the end of the fiscal year 2003.

Statement of Financial Accounting Standards No. 143 was adopted by the Company in 2003. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. This statement will not have a material effect on the Company's financial statements as presented.

The Company adopted FASB 144 at the beginning of the 2003 fiscal year. This standard sets forth guidelines for accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This pronouncement will not have a material effect on the financial statements as presented.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any such activities during the current year.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"),an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies at the end of the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, the Company's subsidiary, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary; therefore, the entity will be consolidated according to the implementation period as determined by FASB, due to the date of the initial involvement with this entity. See Note 8 for the required disclosures.

RESULTS OF OPERATIONS, FIRST QUARTER AND YEAR TO DATE

                                                         For the Period
                                                      6/1/03          6/1/02
                                                        to              to
                                                      9/7/03          9/8/02
                                                   ------------    ------------

Gross Revenues                                     $  1,085,144    $    932,917

Net (Loss)                                         $   (925,415)   $   (480,745)

(Loss) per Common Share                            $      (0.94)   $      (0.49)

Total Assets                                       $ 24,729,876    $ 23,706,719

Long-Term Debt less current portion                $  8,620,393    $  7,082,705

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

Operating Expenses

Total operating costs and expenses in the quarter ended September 7, 2003 increased by $871,633 from the same quarter last year. General and administrative expenses increased during the first quarter of this year due to the recognition of start-up expenditures for the Big Mountain Club LLC. This entity was organized as a non-equity members club, which has certain privileges at the Resort and also at a near-by golf club, which is now known as Big Mountain Golf Club. The Company views these expenditures as one-time non-recurring expenses. The Company has also incurred additional expenses during the first quarter of this year over last year in the amount of $79,083 related to insurance costs. The insurance market continues to harden as a result of September 11, 2001 and the overall experience ratings of insurance companies. The Company expects this trend to continue during the next fiscal year. The Company continues to take steps to mitigate the effect of increasing insurance premiums by increasing the level of risk management at the Resort, considering deductible levels and the effect of being a public company in the insurance market. The Company also experienced increases in consultants and legal expenses related to researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission.

Other Income(Expense)

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

The Minority Interest in net loss of consolidated subsidiary represents 33% of the interest in the net loss of the Big Mountain Club LLC, which is owned by another entity unrelated to the Company. The Company filed a Form 8-K on July 8, 2003 in which the members and ownership percentages of this limited liability company were explained.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the quarter was $(912,563) which is an increase over the prior year's $(934,392). The increase is primarily due to the increase in the cash due to collection of deposits related to members joining the Big Mountain Club.

Other long-term liabilities include additional compensation which will be owed by the Company under the terms of the Separation Agreement with the former President. It also includes an amount for Minority Interest in the Big Mountain Club held by another entity unrelated to the Company.

Total liabilities of $15,323,452 represent 163% of stockholders' equity at September 7, 2003, an increase from $13,289,152 or 128% of stockholders' equity at September 8, 2002.

The Company entered into an agreement with the landowner contiguous to the Company's eastern boundary during a previous year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified options payments during the time of this agreement. The first three options payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel.

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

Subsequent to year-end, the Company's Board of Directors accepted the resignation of its President and Chief Executive Officer, Michael Collins.

His resignation was effective September 22, 2003. The Board has appointed Dennis Green as Acting President and Chief Executive Officer until such time as a new officer can be named. The Board has organized a search committee and has begun the process to find a new Chief Executive Officer.

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission. In the last 18 months, following the well publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies. In particular, the Sarbanes-Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance for companies whose stock is registered under the Exchange Act. Winter Sports, a relatively small company has the same reporting requirements as companies that are 10-100 times larger. The Company has experienced a significant cost increase in D & O insurance premiums as well as in audit fees and reporting requirements. At this time the Company anticipates that additional new reporting requirements may be forthcoming and may have a further burden on the Company.

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived if the Company's management were allowed to focus on the additional attention on operations and financial management would further enhance Winter Sports financial performance and allow the Company to provide improved services to its guests.

The Company announced on September 24 its intention to request shareholder approval to enter into a going private transaction for the purposes of deregistering with the Securities and Exchange Commission at the next annual meeting. The Company has filed a preliminary proxy and related schedules with the Securities and Exchange Commission, which is currently reviewing the documents. The Company expects to set an annual meeting date once the Commission has completed its review of the documents.

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

The Company is also beginning work on the space where Big Mountain Sports was located to be able to utilize the space this winter as a day lodge facility. The space is expected to have vending machines as well as seating areas and small storage areas for the guests to use. As this facility will be near the Chair 2 and Chair 6 area, it is believed that this facility will be convenient for guests of all types to use.

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the date of this report, that the Company's disclosure controls and procedures are adequate and effective in ensuring that material information relating to the Company, which is required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934, is made known to them.

      (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that in management's examination could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits List

       Number       Document
       ------       --------
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

A Form 8-K was filed on July 8, 2003, announcing a joint venture between the Company and Northern Pines Golf Club to form Big Mountain Club.

A form 8-K was filed on August 18, 2003, stating that the Company's auditors, Jordahl & Sliter had submitted their resignation as the Company's auditors due to the requirements of the Sarbanes-Oxley Act of 2002.

A Form 8-K was filed on September 4, 2003, announcing the resignation of the Company's Chief Executive Officer and President, Michael Collins.

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

                                         Winter Sports, Inc.
                                         -------------------
                                            (Registrant)


Date: November 12, 2003            /s/Dennis Green
                                   ---------------------------------------------
                                  Dennis Green
                                  Chairman of the Board and Acting
                                  President & Chief Executive Officer
                                 (Principal Executive Officer)


Date: November 12, 2003            /s/Jami M. Phillips
                                   ---------------------------------------------
                                  Jami M. Phillips
                                  Chief Financial Officer
                                 (Principal Accounting Officer)