Form 10KSB/A
period 2003-05-31
WINTER SPORTS INC /NEW
filed 2003-11-13
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                                (Amendment No. 2)

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

                           Common Stock, No Par Value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's revenues in its most recent fiscal year were $10,312,046.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 16, 2003 was $12,852,684. As of August 16, 2003, the number of shares outstanding of the registrant's common stock, no par value, was 988,668.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB                 Incorporated Document
Part III, Item 9, Item 10               Proxy Statement dated           , 2003
Item 11, Item 12, Item 14               to be filed with the Securities and
                                        Exchange Commission for the annual
                                        meeting of shareholders to be held
                                        on          , 2003

Total number of pages, including cover page 47        Exhibit Index - page 35-36

                               WINTER SPORTS, INC.

                                   Form 10-KSB

                                (Amendment No. 2)

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item  1 - Business ......................................................     3

Item  2 - Properties ....................................................     5

Item  3 - Legal Proceedings .............................................     7

Item  4 - Submission of Matters to a Vote of Security Holders ...........     7

Part II

Item  5 - Market for Common Stock and Related Stockholder Matters .......     8

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................     8

Item  7 - Financial Statements ..........................................    17

Item  8 - Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ......................................    33

Item 8A - Controls and Procedures .......................................    33

Part III

Item  9 - Directors and Executive Officers of the Registrant ............    34

Item 10 - Executive Compensation ........................................    34

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management ....................................................    34

Item 12 - Certain Relationships and Related Transactions ................    34

Part IV

Item 13 - Exhibits and Reports on Form 8-K ..............................    35

Signatures ..............................................................    36

                                     Part I

Item 1. Business

Winter Sports, Inc. d/b/a Big Mountain Resort (the "Company" or "Big Mountain"), was organized in 1947 as a Montana corporation, for the purpose of developing and operating a ski resort at Big Mountain, located eight miles north of Whitefish, Montana.

Operations are carried out on nearly 4,000 acres of land at that location, approximately 3,073 acres of which are utilized under permits from, and the supervision of, the U.S. Department of Agriculture, U.S. Forest Service (the "Forest Service"). The balance of the land is owned by the Company. Revenues are generated from lift ticket sales, ancillary services, management agreements and fees and rentals charged concessionaires and other parties leasing space for buildings and concessions. In fiscal 1993, real estate sales became a significant business segment with the creation of Big Mountain Development Corporation. The Company owns over 900 acres in and around its base area which is available for resort activities as well as commercial and residential development.

The ski facilities include nine chairlifts and two T-bar lifts, which service approximately 45 miles of ski slopes and trails. In addition to the skiing facilities, the Company also operates the Hibernation House (hotel facilities), Big Mountain Sports (ski rental, repair and ski shop) and a Ski School, all located in the base area, as well as the Summit House (retail) located at the summit of the mountain and the Outpost (ski shop and skier services operation) at the lower village near the lower parking lots. The Company also operates a property management business. The Company has leased to concessionaires food and beverage operations, a day-care center, a photography shop, a snowmobile operation, horse operations and sleigh and wagon rides. Revenues derived by the Company from these ancillary operations, other than the ski facilities and real estate, represented 47.3%, 42.2%, and 33.26% of total revenues in 2002/03, 2001/02, and 2000/01, respectively. The Company has an all beverage liquor license and is designated as a "resort area" for the issuance of additional resort retail liquor licenses.

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

The land occupied by the Summit House and the Company's lift sites are subject to a 38-year term, special-use permit from the Forest Service expiring December 31, 2038, covering approximately 18 acres. Approximately 3,055 acres are covered by a year-to-year Forest Service permit. These permits do not create a legal interest in favor of the Company on the subject lands. The continued use of these Forest Service lands is subject to certain hazards, common to all ski areas developed on such lands, including federal business guidelines. The Forest Service at any time may terminate the permits under which the Company operates, upon payment of an equitable consideration for the improvements. Both permits require the allowed use to be actually exercised at least 90 days per year. The Company is obligated to pay yearly fees to the Forest Service on a graduated rate based on certain income. Such rates are adjustable every year. The current rate is 1.96% of applicable revenues. Payments for fiscal year 2003 were $106,266. Payments in 2002 and 2001 were $95,319 and $91,596, respectively.

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

In 1997-98 the Company replaced Chair 7, a fixed-grip triple chairlift, with a high-speed quad chairlift. The former fixed-grip triple chairlift was redeployed into the Hellroaring Basin which allows guest access to an additional 500 acres of terrain. During the year a lift was installed which transports guests to the top of the Company's tubing hill. The Company also purchased two new grooming vehicles to add to the existing fleet of front-line groomers. A second 4.5 million gallon reservoir was completed near the summit of the mountain. In the first quarter of the year, Big Mountain Development Corporation began construction of a 52,000 square foot mixed-use condominium project at the entrance of the Company's core village. The project, known as the Kintla Lodge, contains 20 residential condominium units, an owners' lounge and lobby, and five commercial condominium units.

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

For the fiscal year ending May 31, 2001, the Company implemented an integrated resort-wide ticketing software package. This has allowed the Company to achieve better guest demographics at the resort as well as give the Company the opportunity to provide a more seamless experience for the guest. The Company also installed a new T-Bar lift which gives access to approximately 20 acres of new terrain on the eastside of the mountain. Improvements were made to the Hibernation House, an economy hotel-like property owned by the Company. Three units were purchased in the Alpinglow condominium building in the village core. These units will be placed in the rental pool. A new groomer was added to the existing fleet as well as replacement of some of the computers, rental inventory, and vehicles. The Company also invested in new activities for guests to enjoy while visiting the mountain throughout the year. A mechanical bull was added to one of the concessionaire's facilities; archery, new mountain bike trails as well as Thrill Sleds were added.

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

On December 21, 2001, the Company purchased 120 acres of land contiguous to the Company's southeastern boundaries. The Company is looking at this purchase as the first in three potential purchases under an option agreement entered into with the property owner. The company plans to include this parcel into a larger activity area at the Resort.

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

The Company operates on 4,000 acres, approximately 3,073 acres of which are owned by the United States Forest Service and are subject to their special-use permits. All of the Company's ski resort assets are encumbered to secure the Company's line of credit. See Note 6 of the "Notes to Consolidated Financial Statements".

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

* Chair numbers refer to numbers assigned in Big Mountain's Resort Area Master Plan.

The Company's major buildings are as follows:

                                                                 Square Footage
                                                                 --------------

Building                                                         Floor      Deck
--------                                                         -----      ----

  Chalet                                                        11,428     1,080
  Bierstube                                                      3,860     2,000
  Big Mountain Ski Shop                                          8,928
  Hibernation House                                             15,360
  Summit House                                                  14,400     2,920
  Ski Hut                                                          896
  Maintenance Building                                           5,250
  Warehouse and Maintenance Building                            15,360
  Ticket Sales Building                                            850
  Barn                                                           1,800
  Maintenance Shop on mountaintop                                1,800
  Outpost Building                                              11,404
  Events Building                                                1,440
  Kintla Lodge Retail Space                                      6,526
  Sherpa Pool                                                    2,850
  GVPM Office building                                           3,892

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

                                     Part II

Item 5. Market for Common Stock and Related Stockholder Matters

The Company's common stock is currently traded on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol "WSKI".

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

                                       2003                  2002
                                       ----                  ----
          Quarter                High       Low        High       Low
          -------                ----       ---        ----       ---

            1st                  16.50      15.00      19.50      13.00
            2nd                  16.50      14.00      20.50      15.00
            3rd                  14.25      12.00      19.00      16.00
            4th                  13.50       8.00      18.00      15.00

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

The approximate number of shareholders of record for the Company's common stock as of August 16, 2003 was 691.

Equity Compensation Plan Information

The Company does not have any equity compensation plans at this time.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact contained herein constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "intend," "plan," and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: general business and economic conditions, both regionally and nationally; weather and snow conditions; the changes in the visitation habits of travelers as a result of September 11th, related events thereafter and the Canadian exchange rate; and other factors listed from time-to-time in the Company's documents filed by the Company with the Securities and Exchange Commission. The forward-looking statements included in the document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans the ticket of each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. One of the Company's subsidiaries is recognizing any gain on the sale of these parcels under the cost recovery method. The Company chose this method because the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been invested in four LLCs. Revenue from these entities is being recognized under the equity method. The Company's subsidiary, Big Mountain Development Corporation, does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLC. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

The Company adopted FASB 142 at the beginning of the 2003 fiscal year. Under this FASB, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. Applications of the nonamortized provisions for the years ended May 31, 2002 and 2001 would have increased net income by $11,382 and $949, respectively, and increased earnings per share by $.01 in 2002 and would have no effect in 2001. An impairment test of the lodging reporting unit reported no impairment of goodwill as of the end of the fiscal year 2003.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, one of the Company's subsidiaries became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary, therefore the entity will be consolidated in the first interim period beginning after June 15, 2003, due to the date of the initial involvement with this entity. See Note 4 for the required disclosures.

RESULTS OF OPERATIONS

The Company operates in two segments, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort industry to develop and provide recreational and related services to guests. Also included in Winter Sports' segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 4. The Company evaluates performance according to income from operations and the effect of budgetary compliance. It allocates resources according to performance in these areas.

Revenues

In 2003 consolidated revenues decreased by 21% from the prior year. The Company saw a decrease of 17% in Lease, Management and other fees. Lodging revenue at the Company's economy hotel property decreased by 14%, while Equipment rental and repair saw a 6% decrease from 2002. Retail experienced a decrease of 8% over last year. The Company also saw a decrease in Real Estate Sales of $2,004,186 from fiscal year 2002 as the Company is no longer involved in that business.

Skier visits decreased by over 30,200 or 11% in 2003. Lift revenue, however, remained fairly constant from 2002 to 2003, experiencing a decrease of $101,112 or 1.9%. During the fiscal years ending May 31, 2003, 2002 and 2001, the Company offered for a limited time a discounted season pass program. The lack of early season snow and the effects of the war in the Middle East affected guest visitation. During the time of the conflict, ridership decreased and then increased again after much of the conflict was reduced. The Company continues to feel the effects of September 11, 2001 through the change in traveler behavior. Guests are booking their vacations closer to the time they plan to travel and are utilizing the internet more to analyze their options. The Resort saw more local and regional skiers and fewer destination skiers. Destination skiers tend to stay in lodging at the Resort, rent equipment and take lessons to learn their sport. The Company also experienced a decline in visitation due to the perception of lower than average snowfall. The northwestern portion of the United States in some parts had low snow conditions. The Resort, although having adequate snowfall, was not perceived by the traveler as having good conditions. The Company saw improvement in its Canadian markets over last year, but the weakness of the Canadian dollar still contributes to lower visits than were previously experienced during the 1980s. The Company does not believe the weakness in the Canadian dollar is permanent; however, it is unclear as to when an improvement in the Canadian exchange rate will occur. The Company's four major markets are: the local drive market, the Pacific Northwest, the Midwest and Canada. The Company plans to continue expanding its marketing programs in all of its markets.

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

The Company's subsidiary, Big Mountain Development Corporation, recorded its last real estate sale during the first quarter of fiscal year 2002, when the product inventory was completely sold out. This entity had previously developed single family residences, town homes and one condominium project.

Big Mountain Development Corporation has not been involved in any phase of development or marketing of lots since fiscal year 2001.

Operating Cost & Expenses

Operating costs and expenses in 2003 were $11,390,520 compared to $12,766,645 in 2002. The $1,376,125 or 11% decrease was primarily attributable to the decrease in Cost of real estate sales. The decrease in Direct expenses - lifts is due to the Company actively managing the timing of operations of lifts during the early ski season as well as during lower visitation periods. The Resort is able to enjoy excess lift rider capacity and is able to operate some lifts on an as needed basis. The Company anticipates continuing to utilize a staggered opening of its available lifts during the early ski season. General and administrative costs increased by 13% or $153,070 partially as a result of an increase in its insurance costs. Most companies have experienced an increase in insurance premiums as a result of September 11. The ski industry is also experiencing an increase in premiums due to the level of claims insurance carriers have seen related to terrain park and half-pipe injuries. The Company is actively working with its insurance provider to see what can be done to minimize the effect of even more premium increases. The Company expects, due to the insurance market overall, another increase in premiums during the current fiscal year.

Interest Income/Expense and Other Income/Expense

Interest income as of May 31, 2003 was $76,175. This income is associated with notes held by the Company for land sale transactions. Interest income in 2002 was $203,317. This income was earned from a note receivable related to the sale of 16 acres earlier in the fiscal year. In each year, the interest income has been earned from related party entities in which the Company's subsidiary, Big Mountain Development Corporation, is a member.

In 2003, interest expense was $338,770 compared to $489,287 in 2002, a 31% decrease. The decrease was due to favorable interest rates on the company's line of credit. During fiscal year 2002, the Company purchased 120 acres of land adjacent to the Company's eastern boundary. The purchase was funded with a five-year term loan from a related party at Wall Street Prime plus 1%. The Company's line of credit with Bank of America remained relatively the same at May 31, 2003 as it was at the same time last year. Capitalized interest during 2003 was $6,996 compared to $15,232 in 2001.

The Company recognized a portion of the gain on the sale of land during 2002 in the amount of $2,368,737. The Company sold approximately 16 acres during the first quarter of this fiscal year to a Hines entity who developed an eighteen lot single family subdivision. The Company is recognizing the gain on the sale of the land under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale of land have been recovered. During the year, these costs were recovered through proceeds received and the gain will continue to be recognized as proceeds continue to be received. The Company expects this to continue through the second quarter of the current fiscal year ending May 31, 2004.

The Company's subsidiary, Big Mountain Development Corporation, is a member of Morning Eagle LLC, The Glades LLC, Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. Each LLC undergoes an independent financial audit of its transactions. The Company's subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs, except for Morning Eagle LLC, in which the Company's subsidiary will receive 22% of any residual profit. The Company's subsidiary has recognized income of $144,234 this year, which is found on the Income Statement labeled, "Equity in Earnings-LLCs". During the first interim period beginning after June 15, 2003, Moose Run II LLC will be consolidated under the provisions of FIN 46. It has been determined by the Company that this is the only variable interest entity in which the Company's subsidiary is the primary beneficiary. Big Mountain Development Corporation was determined to be the primary beneficiary of Moose Run II LLC as the LLC owes the Corporation a note in the amount of $477,000 plus accrued interest, as well as a portion of potential future revenues.

Other income (expenses) decreased to $2,330 in 2003 compared to $95,514 in 2002. During 2002, the Company collected $243,505 which was received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company's property where the landowner would have egress. It was previously unclear when and if this would be collected as well as what the actual dollar amount that the landowner would be liable for. This type of revenue is not expected in the future.

Also included in Other income (expenses) during 2002, are amounts which were incurred during the preparation of the mountain plan to include installing another chair lift on the mountain. The Board of Directors and management incurred costs of $105,670 during this planning and subsequently decided not to install the lift. This decision was made as the current lift utilization is not close to reaching its upper capacity limit. It was decided the Company could benefit from a different use of the capital it would have taken to install this lift. The Company also expensed the Environmental Impact Statement (EIS) of $57,306 as it was determined that the useful life of the Statement had expired. Both of these items are nonrecurring in the normal course of the Company's business. Other items included in Other income in 2002 were considered immaterial and nonrecurring in nature.

Income Taxes and Net Income

Fiscal year 2003 is reporting pre-tax net loss of ($1,036,919). The income tax benefit generated from this is $470,446, producing an effective tax rate of (45%). The Company will carryback this year's net operating loss to May 31, 2001 and 2002 for Federal purposes, resulting in refundable taxes of $203,370. The remaining $583,626 of Federal net operating loss is available to offset future taxable income, with the loss expiring May 31, 2023. For state purposes, the net operating loss was $1,233,720, which was carried back to May 31, 2000 and was fully utilized. This resulted in a refund of $83,276.

Net loss in 2003 was ($566,473) or ($.57) per common share down from $1,598,517 or $1.62 per common share in 2002.

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

From mid-March through mid-May of the last three fiscal years, the Company has offered a limited time reduced season pass price. The effect of this is that the Company is able to generate cash flow toward the end of the fiscal year, while it does not recognize the revenue until it is actually earned (as the season pass holder skis). The Company did not experience as high a level of season pass sales for the upcoming 2004 season. The Flathead Valley had three of its larger employers announce layoffs during the time of the early season pass sales. The Company expects to capture some of these guests through the frequent skier card product or day ticket sales. During 2002, the Company increased the season pass price by 13%, thus generating a higher level of unearned income. The Company expects to continue with this program, although it is expected that the price will probably increase in the coming years.

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

Short term liquidity needs for the Company involve funding seasonal working capital requirements and funding our limited 2004 capital expenditure program. Long term, liquidity needs are to fund skiing-related capital improvements. Capital expenditures are funded through the Company's line of credit with Bank of America. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of the projects, future cash flow availability from Resort operations and future borrowing availability. The Resort is well positioned for the next couple of years and should not have to expend large amounts on mountain improvements. Continued growth of skier visits, revenues and profitability will require periodic capital investment in on-mountain improvements.

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

Long-term debt at the end of 2003 increased to $7,539,876 from $6,013,705 at the end of 2002. Long-term debt levels at the end of 2003 and 2002 were 73% and 55%, respectively, of stockholders' equity.

The Company provides for its cash requirements primarily through cash generated by operating activities, supplemented by borrowing under a revolving, reducing credit facility. The Company currently has a loan agreement with Bank of America. The agreement provides for a $13,500,000 revolving, reducing line of credit which matures on May 31, 2009. The agreement provides funds for seasonal working capital, capital projects and restructuring of long-term debt. The agreement calls for reducing availability of funds in the amount of $1,200,000 each May 31 beginning May 31, 2004. Principal reductions are required on any outstanding balances above the available amount. The agreement allows any mandatory principal payment otherwise due to be skipped should annual gross revenues (excluding real estate related revenues) drop below $8.5 million due to conditions beyond the control of the Company. The provision is limited to two such skip payments during the term of the loan. The interest rate on the facility is at or below Bank of America's reference rate. The Company may obtain funds below the reference rate by utilizing a London Interbank Offered Rate based option. Standby letters of credit also reduce the amount available under the revolving agreement. There were $7,300,829 of unused funds on the Bank of America line of credit at May 31, 2003.

The Company entered into an agreement with the landowner contiguous to the Company's eastern boundary during fiscal year 2002. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified option payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. The Company made option payments totaling $171,000 during fiscal year 2002. During fiscal year 2003, the Company exercised part of this option by purchasing 52 acres. As a part of that purchase, the Company was given credit for $44,204 of previously made option payments. The Company made an additional $30,000 of option payments during the year just ended which is reflected in Other Assets in Note 5.

During the fiscal year ended May 31, 2003, the Company sold a .75-acre tract of land to a Hines Resorts entity for the purpose of developing a condominium building in the village core. Located on this tract of land, was the Company's marketing department, Big Drift Coffee House and Alpine Lodge, which contained Kiddie Korner and a day lodge with related locker facilities. The Company has moved its marketing department to facilities located near the property management offices. Kiddie Korner is operating out of temporary facilities slope side, until a permanent location has been determined. Big Drift moved its building near Chair 1, behind Alpinglow. A new location for the day lodge is planned for the upper floor of the Big Mountain Sports building for the upcoming winter season. The Company expects to recognize the gain on the sale of this parcel of land using the cost recovery method as with other parcels of land it has sold. It is expected that this condominium project will contain 49 condominium units of varying sizes. It will also contain approximately 10,000 square feet of retail space. The Company expects to purchase this retail space in late summer 2003 and lease the space to a varying mix of tenants. The project broke ground in June, 2002 and is expected to be completed during the fall of 2003. Land sales of this nature will occur based on a detailed plan presented by Hines Resorts to management and the Board of Directors and the prevailing economic climate. The proposed development is being analyzed for a number of important factors, one of the most important being whether the project is in compliance with the Master Plan for the village core and surrounding area as well as with the vision statement for the Resort.

Also during 2003, the Company's subsidiary, Big Mountain Development Corporation, became a member of Morning Eagle LLC. The subsidiary does not participate in the day-to-day operating activities of this entity, nor does it guarantee any debt of the entity. The manager of the LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from this entity. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for this investment under the equity method of accounting, as it will receive 22% of the residual profit generated.

On August 14, 2002, the Company filed Form 8K to announce that the Company's Board of Directors authorized management to seek financing and pursue design documents for a conference center to be built in the village core of the Resort. The new facility is currently being planned to measure 41,000 square feet, including parking, with approximately 27,000 square feet of useable meeting space. At this time, the Board of Directors and management have decided to vigorously investigate the options available to enable the conference center to be constructed at the same time as the currently planned hotel adjacent to the conference center site. It is believed that the conference center and the hotel property will both become viable entities quickly if operations begin simultaneously rather than separately. The Company is currently exploring the various options available with a limited partnership structure or limited liability company to raise capital for a hotel or a combination hotel/conference center package with a third party(ies). The Company continues to have a funding mechanism in place in which a portion of lot sales are allocated to assist in the funding of the conference center. The Company will continue to use this funding mechanism as well as others that are currently under investigation. For the upcoming winter season, the Company has entered into an agreement with an operator to lease the Bierstube restaurant/bar. It is hoped that this operator will be interested in moving to the new location of the Bierstube once that is determined as the conference center is completed.

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

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission. In the last 18 months, following the well-publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies. In particular, the Sarbanes-Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance for companies whose stock is registered under the Exchange Act. Winter Sports, a relatively small company, has the same reporting requirements as companies that are 10-100 times larger. The Company has experienced a significant cost increase in D & O insurance premiums as well as in audit fees and reporting requirements. At this time the Company anticipates that additional new reporting requirements may be forth coming and may have a further burden on the Company.

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived, if the management of the Company were allowed to focus additional attention on operations and financial management, would further enhance the Company's financial performance and allow the Company to provide improved services to its guests.

Item 7. Financial Statements

Index to Consolidated Financial Statements                              Page
                                                                        ----

      Independent Auditor's Report ................................        18

      Financial Statements:

        Consolidated Balance Sheets as of May 31, 2003 and 2002 ...        19

        Consolidated Statements of Income and Retained Earnings
          for the Years Ended May 31, 2003, 2002 and 2001 .........        20

        Consolidated Statements of Cash Flow
          for the Years Ended May 31, 2003, 2002 and 2001 .........     21-22

        Notes to Consolidated Financial Statements ................     23-33

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


Jordahl & Sliter PLLC
Kalispell, Montana
July 3, 2003

                               WINTER SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              May 31
                                                              ------
                                                           2003            2002
                                                   ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $    475,288    $    740,330
  Cash - restricted                                      76,595               0
  Accounts receivables                                  209,339         451,299
  Accounts receivables - related parties                 65,855         120,137
  Interest receivable - related parties                  68,110           4,761
  Income tax refund receivable                          290,163         154,235
  Current deferred tax asset                             36,514          30,832
  Inventories                                           560,634         573,773
  Prepaid expenses                                      450,523         247,257
                                                   ------------    ------------
Total Current Assets                                  2,233,021       2,322,624
                                                   ------------    ------------

Property and Equipment, at cost                      29,996,638      28,930,197
Accumulated depreciation and amortization           (17,515,325)    (16,253,486)
                                                   ------------    ------------
                                                     12,481,313      12,676,711
Construction in progress                                765,141         721,760
Land and development costs                            7,157,338       6,273,075
                                                   ------------    ------------
Net Property and Equipment                           20,403,792      19,671,546
                                                   ------------    ------------

Investment in LLCs                                     (239,023)        182,322
                                                   ------------    ------------

Goodwill - net of amortization                          158,469         158,469
                                                   ------------    ------------

Other Assets                                            970,253         524,304
                                                   ------------    ------------

TOTAL ASSETS                                       $ 23,526,512    $ 22,859,265
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    556,496    $    626,949
  Accounts payable - related parties                      4,666           8,460
  Employee compensation and related expenses            201,403         304,555
  Taxes other than payroll and income                    95,009          96,976
  Interest payable                                       44,903           7,938
  Interest payable - related parties                     34,062          35,094
  Current deferred tax liability                         28,314               0
  Current portion long-term debt                         45,304          42,890
  Deposits and other unearned income                  2,193,551       2,399,040
  Other current liabilities                               2,898           3,193
                                                   ------------    ------------
Total current liabilities                             3,206,606       3,525,095
Long-term debt                                        7,539,876       6,013,705
Deferred income taxes                                 2,448,191       2,422,153
                                                   ------------    ------------
Total Liabilities                                    13,194,673      11,960,953
                                                   ------------    ------------

Stockholders' Equity
  Common stock (5,000,000 shares authorized;
    988,668 shares outstanding
    in 2003 and 2002)                                 3,887,676       3,887,676
  Retained earnings                                   6,444,163       7,010,636
                                                   ------------    ------------
Total stockholders' equity                           10,331,839      10,898,312
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 23,526,512    $ 22,859,265
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        Year Ending May 31,
                                                   2003            2002            2001
                                           ------------    ------------    ------------
Revenue
  Lifts                                    $  5,434,446    $  5,535,558    $  5,377,664
  Retail                                      1,027,529       1,117,510         797,353
  Equipment rental and repair                   639,187         677,293         713,079
  Lodging                                       237,130         275,701         252,231
  Lease, management and other fees            2,628,109       3,177,949       2,296,173
  Lease, management and other fees
    - related parties                           345,645         253,985         231,817
  Real estate sales                                   0       2,004,186       3,233,534
                                           ------------    ------------    ------------
Total Revenue                                10,312,046      13,042,182      12,901,851
                                           ------------    ------------    ------------

Operating Costs & Expenses
  Direct expenses - lifts                     2,072,921       2,099,086       2,163,647
  Depreciation expense - lifts                  907,640         886,164         875,657
  Cost of retail                                656,974         760,055         516,957
  Cost of real estate sales                           0         908,430       1,595,213
  Payroll and related expenses                3,366,862       3,474,450       2,975,356
  Direct expenses                             1,393,284       1,670,735       1,783,222
  Direct expenses - related parties              13,321          30,748          84,825
  Marketing                                     905,920       1,022,938       1,030,007
  Marketing - related parties                     1,281          (1,014)          1,600
  Depreciation and amortization                 716,919         753,106         639,136
  General and administrative                  1,321,218       1,168,147         942,467
  General and administrative -
    related parties                              34,180          (6,197)         41,396
                                           ------------    ------------    ------------
Total Operating Costs & Expenses             11,390,520      12,766,645      12,649,483
                                           ------------    ------------    ------------

Operating Income (Loss)                      (1,078,474)        275,537         252,368
                                           ------------    ------------    ------------
Other Income (Expense)
  Interest income                                 8,065         203,317               0
  Interest income - related parties              68,110               0               0
  Interest expense                             (253,087)       (489,287)       (287,388)
  Interest expense - related parties            (85,683)              0               0
  Sale of land                                3,445,989       2,441,315               0
  Unrecognized gross profit on land sale     (3,376,468)     (2,441,188)              0
  Cost of land sale                             (69,521)           (127)              0
  Gain on land sale previously
    Unrecognized                                141,938       2,368,737               0
  Gain on land sale                              15,648               0               0
  Equity in Earnings-LLCs                       144,234         182,302               0
  Other income (expense)                          2,330          95,514          19,992
                                           ------------    ------------    ------------

Total Other Income (Expense)                     41,555       2,360,583        (267,396)
                                           ------------    ------------    ------------

Income (Loss) before income taxes            (1,036,919)      2,636,120         (15,028)
  Provision for (Recovery of)
    income taxes                               (470,446)      1,037,603          (8,700)
                                           ------------    ------------    ------------
Net Income (Loss)                              (566,473)      1,598,517          (9,328)

Retained earnings - beginning of year         7,010,636       5,412,119       5,421,447
                                           ------------    ------------    ------------
Retained earnings - end of year            $  6,444,163    $  7,010,636    $  5,412,119
                                           ============    ============    ============
Earnings (Loss) per common share           $       (.57)   $       1.62    $       (.01)
                                           ============    ============    ============
Weighted average shares outstanding             988,688         988,688         995,344

    The accompanying notes are an integral part of these financial statements

                               WINTER SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ending May 31,
                                                  2003           2002           2001
                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                        $  (566,473)   $ 1,598,517    $    (9,328)
                                           -----------    -----------    -----------

Adjustments to reconcile net income
  to cash provided by
  operating activities:
    Depreciation and amortization            1,580,858      1,632,268      1,510,482
    Increase (decrease) in deferred
      income taxes                            (180,282)       851,836        (69,016)
    (Gain) loss on disposition of assets             0         (2,212)       (18,860)
    (Gain) on sale of land                           0     (2,368,737)             0
    Equity in Earnings-LLCs                    421,345       (182,302)             0
    Write-off of intangible asset               11,299         57,306              0
    Changes in operating assets
      and liabilities:
       Receivables                             132,024       (311,818)      (161,226)
       Refundable income taxes                (135,928)        27,449          8,600
       Inventories                              13,139        (32,193)      (134,704)
       Prepaid expenses                       (203,266)       (16,719)        (6,830)
       Construction in progress               (193,535)      (535,433)       405,353
       Land and development costs                3,795        659,761        535,936
       Other assets                             43,351              0       (189,539)
       Accounts payable                        (74,246)       187,365       (417,866)
       Employee compensation and
         related expenses                     (103,153)        83,277         54,295
       Interest payable                         35,933         43,032        (45,063)
       Taxes other than payroll and
         income taxes                           (1,967)        (2,352)       (43,112)
       Deposits and other
         unearned revenue                     (205,489)       415,107        125,020
       Other liabilities                          (294)        (9,880)        (2,265)
                                           -----------    -----------    -----------
  Total adjustments                          1,143,584        495,755      1,551,205
                                           -----------    -----------    -----------
Net cash provided by
  operating activities                         577,111      2,094,272      1,541,877
                                           -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of assets and land         69,869      2,386,942         60,822
  Option payments                              (30,000)      (171,000)             0
  Cash-restricted                              (76,595)             0              0
  Property and equipment acquisitions       (1,479,011)    (1,108,696)    (3,534,396)
                                           -----------    -----------    -----------
Net cash provided by (used in)
  investing activities                      (1,515,737)     1,107,246     (3,473,574)
                                           -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                          9,070,075      6,966,460      8,478,201
  Payments of long-term debt                (8,381,491)    (9,593,971)    (6,445,520)
  Loan fees paid                               (15,000)             0              0
  Stock Repurchase Plan                              0              0       (232,017)
                                           -----------    -----------    -----------
Net cash provided by (used in)
  financing activities                         673,584     (2,627,511)     1,800,664
                                           -----------    -----------    -----------

Net increase (decrease) in cash
  and cash equivalents                        (265,042)       574,007       (131,033)
Cash and cash equivalents - beginning
  of year                                      740,330        166,323        297,356
                                           -----------    -----------    -----------
Cash and cash equivalents - end
  of year                                  $   475,288    $   740,330    $   166,323
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

Revenues earned from lifts, retail, rental, lodging and lease management and other fees are recognized as products are delivered or services rendered.

The Company records deferred revenue under Deposits and other unearned income. This deferred revenue consists of the sale of season passes. The number of season passholder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate.

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

The Company adopted FASB 142 at the beginning of the 2003 fiscal year. Under this FASB, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. Applications of the nonamortized provisions for the years ended May 31, 2002 and 2001 would have increased net income by $11,382 and

$949, respectively, and increased earnings per share by $.01 in 2002 and would have no effect in 2001. An impairment test of the lodging reporting unit reported no impairment of goodwill as of the end of the fiscal year 2003.

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

Revenue from investments in limited liability companies has been accounted for under the Equity method of accounting. Under this method, earnings are recognized at the time they are earned through the LLC. In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, one of the Company's subsidiaries, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however, it has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary and under FIN 46, it will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, is the primary beneficiary; therefore the entity will be consolidated in the first interim period beginning after June 15, 2003. See also
Note 4.

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

NOTE 2. Business Segment Information

In 2003, 2002 and 2001, the Company operated principally in two industries, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Also included in Winter Sports segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 4. The Company evaluates performance according to income from operations and the effect of budgetary compliance. It allocates resources according to the performance in these areas.

Financial information by industry segment for 2003, 2002 and 2001 is summarized as follows:

                                    Winter Sports       BMDC       Consolidated
                                    -------------   -----------    ------------
2003
  Revenue                           $ 10,212,649    $    99,397    $ 10,312,046
  Operating profit(loss)            $   (888,626)   $  (189,848)   $ (1,078,474)
  Depreciation and amortization     $  1,602,806    $    21,753    $  1,624,559
  Interest income                   $     54,977    $    21,198    $     76,175
  Interest expense                  $   (338,770)   $         0    $   (338,770)
  Equity in Earnings -LLCs          $          0    $   144,234    $    144,234
  Income tax expense (benefit)      $   (488,727)   $    18,281    $   (470,446)
  Net income (loss)                 $   (556,811)   $    (9,662)   $   (566,473)
  Identifiable assets               $ 20,022,608    $ 3,503,904    $ 23,526,512
  Capital expenditures              $  1,597,016    $         0    $  1,597,016

2002
  Revenue                           $ 10,893,082    $ 2,149,100    $ 13,042,182
  Operating profit (loss)           $   (703,676)   $   979,213    $    272,537
  Depreciation and amortization     $  1,617,414    $    21,853    $  1,639,267
  Interest income                   $     60,963    $   142,354    $    203,317
  Interest expense                  $   (489,287)   $         0    $   (489,287)
  Equity in Earnings-LLCs           $          0    $   182,302    $    182,302
  Income tax expense                $    695,840    $   341,761    $  1,037,601
  Net income                        $    663,409    $   935,108    $  1,598,517
  Identifiable assets               $ 19,077,997    $ 3,781,268    $ 22,859,265
  Capital expenditures              $  1,108,696    $         0    $  1,108,696

2001
  Revenue                           $  9,473,285    $ 3,428,566    $ 12,901,851
  Operating profit(loss)            $ (1,210,402)   $ 1,462,770    $    252,368
  Depreciation and amortization     $  1,492,742    $    22,051    $  1,514,793
  Interest income                   $          0    $         0    $          0
  Interest expense                  $   (287,388)   $         0    $   (287,388)
  Equity in Earnings-LLCs           $          0    $         0    $          0
  Income tax expense (benefit)      $   (648,471)   $   642,771    $     (5,700)
  Income (loss)                     $   (973,485)   $   964,157    $     (9,328)
  Identifiable assets               $ 14,761,052    $ 2,927,403    $ 17,688,455
  Capital expenditures              $  3,534,396    $         0    $  3,534,396

NOTE 3. Property and Equipment

                                        Asset
                                      Life Years           2003            2002
                                      ----------    -----------      -----------

Leasehold improvements                      30      $   911,053      $   891,783
Buildings and grounds                    10-30       10,497,513       10,328,319
Lifts                                    10-15       10,150,579       10,140,438
Machinery and equipment                   3-25        6,837,598        6,135,703
Furniture and fixtures                    3-10          819,396          752,187
Water system                             10-25          780,499          681,767
                                                    -----------      -----------
Total property and equipment                        $29,996,638      $28,930,197
                                                    ===========      ===========

NOTE 4. Investment in LLCs

The Company's subsidiary, Big Mountain Development Corporation has become a member of four limited liability companies, Northern Lights LLC, Morning Eagle LLC, The Glades LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each LLC, except for Morning Eagle LLC in which it will receive 22% of any residual.

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

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The entity had total assets of $85,181 and total liabilities of $540,657 as of May 31, 2003. The Company's maximum exposure is limited to its equity contribution of $10, its ratable share of any income/loss and the remaining portion of a note receivable in the amount of $477,090 plus accrued interest. The Company has initially determined that the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary of this variable interest entity. Under the provisions of FIN 46, the Company is not required at this time to consolidate this entity.

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

Condensed financial information of the LLCs are as follows:

                             COMBINED BALANCE SHEET

COMBINED ASSETS
  Land held for development and sale                               $ 15,151,872
  Cash                                                                3,121,887
  Other Assets                                                          559,092
                                                                   ------------
                                                                   $ 18,832,851
                                                                   ============

COMBINED LIABILITIES AND EQUITY
  Notes and other payables                                         $ 17,167,785
  Equity                                                              1,665,066
                                                                   ------------
                                                                   $ 18,832,851
                                                                   ============

                          COMBINED STATEMENT OF INCOME

Net Income from sales                                              $   (360,345)
                                                                   ============

NOTE 5. Other Assets

Other assets at May 31, 2003 and 2002 are summarized as follows:

                                                             2003           2002
                                                         --------       --------

Loan costs, net of amortization                          $ 14,732       $ 18,089
Planning and development - long-term                       41,460         52,758
Noncurrent deferred tax asset                             469,593        240,641
Option Payments                                           156,796        171,000
Note receivable                                           100,870              0
Covenant Not to Compete, net of amortization               14,148         18,988
Other long-term assets                                    172,654         22,828
                                                         --------       --------
Total other assets                                       $970,253       $524,304
                                                         ========       ========

NOTE 6. Notes Payable

Long-term debt at May 31, 2003 and 2002 is summarized as follows:

                                                               2003            2002
                                                        -----------     -----------
Bank of America National Trust and Savings              $ 6,199,171     $ 4,628,595
Association, revolving, reducing term loan with
initial $13,500,000 availability decreasing by
$1,200,000 each year beginning May 31, 2004
Mandatory principal reductions are required on
outstanding balances above amounts available
Interest at or below banks' reference rate
Interest rate at May 31, 2003 and 2002 was 2.1934%
and 3.7713%, respectively. Secured by all ski area
operation real and personal property and assignment
in trust of all U.S. Forest Service special use
permits. Matures May 31, 2009

Whitefish Credit Union, a related party,                  1,386,009       1,428,000
Term loan.  Interest reviewed annually and
Set at Wall Street Prime +1%, with a floor of
5% and a cap of 8.5%.  Interest at May 31, 2003
is 5.75%.  Secured by land purchase.  Maturity
date of January 1, 2007.  Five annual payments of
$125,000(principal and interest) due each January 1

Less current maturities                                     (45,304)        (42,890)
-----------------------------------------------------------------------------------
Total long-term debt                                    $ 7,539,876     $ 6,013,705
===================================================================================

Mandatory reductions of long-term debt are as follows:

    For the Year Ending May 31,            Amount
-------------------------------------------------

              2004                    $    45,304
              2005                         47,892
              2006                         50,646
              2007                      1,242,167
              2008                              0
              2009                      6,199,171
                                      -----------
                                      $ 7,585,180
                                      ===========

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

At May 31, 2003 and 2002, $7,300,829 and $2,871,405 respectively, were unused and available for borrowing on the Bank of America line of credit.

NOTE 7. Income Taxes

Income taxes (credits) consist of the following:

                                                 2003            2002         2001
                                            ---------     -----------     --------
Current
  Federal                                   $(203,370)    $   149,330     $ 54,040
  Fuel tax credit                              (3,517)           (676)      (1,384)
                                            ---------     -----------     --------
                                             (206,887)        148,654       52,656
  State                                       (83,276)         37,113       10,660
                                            ---------     -----------     --------
                                             (290,163)        185,767       63,316
Deferred
  Federal                                    (179,866)        708,797      (58,275)
  State                                          (417)        143,039      (10,741)
                                            ---------     -----------     --------
Provision for (Recovery of) income taxes    $(470,446)    $ 1,037,603     $ (5,700)
                                            =========     ===========     ========

Temporary differences exist in the computation of income for financial and tax-reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                                2003            2002            2001
                                         -----------     -----------     -----------
Depreciation                             $ 3,746,501     $ 3,595,057     $ 3,619,900
Uniform capitalization for income tax        (28,625)        (42,215)        (51,401)
Bad debt reserve                                   0               0         (39,861)
Vacation allowance                           (66,326)        (64,944)        (75,257)
Land and LLC Basis                         2,142,787       2,084,585               0
State tax refund                              83,276               0               0
Federal tax net operating loss
    Carryforward                            (583,626)              0               0
Charitable contribution carryforward        (228,047)              0               0

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                                          2003              2002
                                                    ----------        ----------

Current deferred tax liability                      $   28,314        $        0
Noncurrent deferred tax liability                    2,448,191         2,422,153
                                                    ----------        ----------
Total deferred tax liability                        $2,476,505        $2,422,153
                                                    ==========        ==========

Current deferred tax assets                         $   36,514        $   30,832
Noncurrent deferred tax asset                          469,593           240,641
                                                    ----------        ----------
Net deferred tax assets                             $  506,107        $  271,473
                                                    ==========        ==========

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                                2003             2002          2001
                                         -----------      -----------      --------
Income (loss) before taxes               $(1,036,919)     $ 2,636,128      $(15,028)
Statutory federal rate                           (34%)             34%          (34%)
Increased (decreases) resulting from:
  State tax at statutory rate                     (7%)              7%           (7%)
  Other (net)                                     (4%)             (2%)           3%
                                         -----------      -----------      --------
Effective tax rate                               (45%)             39%          (38%)
                                         ===========      ===========      ========

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

At May 31, 2001 the Company had an alternative minimum tax credit carryforward of $17,202 which was carried forward to 2002.

NOTE 8. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:                  2003          2002          2001
                                            --------      --------      --------

  Interest (net of capitalized)             $295,841      $446,255      $332,451
  Income taxes (net of refunds)             $      0      $      0      $245,000

Schedule of non-cash investing and financing
  Transactions

                                         2003            2002            2001
                                    ---------     -----------     -----------
      Acquisition of land           $ 888,058     $ 4,594,914     $ 3,735,196
      Less option payment credit      (44,204)              0               0
      Less notes payable             (840,000)     (4,453,135)       (200,800)
                                    ---------     -----------     -----------
        Cash paid                   $   3,854     $   141,779     $ 3,534,396
                                    =========     ===========     ===========

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

NOTE 10. Employee Benefit Plans

The Company maintains a 401(k) Salary Deferred Plan that covers substantially all full-time employees meeting minimum requirements. Plan benefits are limited to the participants' vested share of plan contributions, earnings and forfeitures. All enrolled employees contribute a minimum of 2% of their gross compensation. The Company contributes a matching 2% for those employees who contribute between 2% and 3%. The Company contributes a matching 3% for any employee who contributes 4% or more. The plan is currently 100% funded. The

Company's contributions to the Plan and charges to income for 2003, 2002 and 2001 amounted to $55,270, $61,955 and $46,639 respectively.

NOTE 11. Related Party Transactions

Revenues are derived and expenses incurred as a result of transactions with executive officers, stockholders and directors of Winter Sports, Inc. or companies controlled by them or parties which can significantly influence management or the operating policies of the transacting parties.

Related party transactions are summarized as follows:

                                                  2003          2002        2001
                                            ----------   -----------    --------

Revenue received
  Rent and lease revenue                    $        0   $    10,000    $ 13,932
  Interest income                           $   68,110   $         0    $      0
  Other revenue                             $  345,645   $   243,985    $217,885
Expenses incurred
  Dues and memberships                      $   10,455   $    23,517    $ 40,337
  Direct Expenses                           $   13,321   $     7,227    $ 84,825
  Marketing                                 $    1,281   $    (1,014)   $  1,600
  General and administrative                $   23,725   $    (6,194)   $  1,059
  Interest Expense                          $   85,683   $    35,094    $      0

Amounts due to and from related parties
  Accounts receivable                       $   65,855   $   120,137    $ 27,128
  Interest receivable                       $   68,110   $     4,761    $      0
  Accounts payable                          $    4,666   $     8,460    $  6,233
  Interest payable                          $   34,062   $    35,094    $      0
  Note payable                              $1,386,009   $ 1,428,000    $      0

NOTE 12. Commitments and Contingencies

The Company entered into an agreement with the landowner contiguous to the Company's eastern boundary during the current fiscal year. Under this agreement, the Company obtained an option to purchase approximately 183.5 acres during the next four years at a specified price. This parcel may be divided into no more than three separate parcels and may be acquired in as many as three separate closings. The Company is required to make specified option payments during the time of this agreement. The first three option payments will be credited proportionally to parcels as they are purchased. The remaining option payments will not be applied to the purchase price of any parcel. The Company made option payments totaling $30,000 and $171,000 during fiscal years 2003 and 2002, respectively, which is reflected in Other Assets in Note 5.

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts for alleged personal injuries resulting from accidents occurring on the Company's property or while skiing. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

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

Included in Other income for fiscal year 2002, is income received from an adjacent landowner under the terms of a legal agreement, in which the landowner would be responsible for the costs related to construction of a road on the Company's property where the landowner would have egress. It was previously unclear when and if this would be collected as well as what the actual dollar amount for which the landowner would be liable. During 2002, the Company collected $243,505. This type of revenue is not expected in the future.

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

Other Income (Expense) included in the Consolidated Statements of Income consists of the following:

                                                 2003          2002         2001
                                              -------       -------      -------

Gain on sale/retirement of assets             $ 2,791       $ 2,212      $18,860
Other                                            (461)       93,302        1,132
                                              -------       -------      -------
Total other income (expense)                  $ 2,330       $95,514      $19,992
                                              =======       =======      =======

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

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived, if the Company's management were allowed to focus additional attention on operations and financial management, would further enhance the Company's financial performance and allow the Company to provide improved services to its guests.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on 2003.

Item 10. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement dated 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

Item 13. Exhibits and Reports on Form 8-K

(a)   Documents Filed as Part of this Report:                              Page
                                                                           ----

      (1)   Financial Statements:

            Independent Auditors' Report ...............................      18

            Consolidated Balance Sheets as of May 31, 2003 and 2002 ....      19

            Consolidated Statements of Income and Retained Earnings
              for the Years Ended May 31, 2003, 2002 and 2001 ..........      20

            Consolidated Statements of Cash Flows for
              the Years Ended May 31, 2003, 2002 and 2001 ..............   21-22

            Notes to Consolidated Financial Statements .................   23-32

All other schedules are omitted because they are not applicable for the required information as shown in the Consolidated Financial Statements or Notes thereto.

                                                                        Footnote
                                                                        --------

(c)   Exhibits:
      ---------

       3.1   Restated Articles of Incorporation and Articles of
             Amendment to the Articles of Incorporation                    (2)

       3.2   By-Laws                                                       (3)

       3.3   Fifth Amendment to By-Laws                                    (4)

       3.4   Sixth Amendment to By-Laws                                    (4)

       3.5   Seventh Amendment to By-Laws                                  (7)

       3.6   Tenth Amendment to By-Laws                                    (9)

       10.3  Business Loan Agreement between Bank of America and
             Winter Sports, Inc. dated January 7, 2003.                    (1)

       10.4  Employment Agreement between Michael Collins and Winter
             Sports, Inc. as of September 1, 2000                          (8)

       10.5  Limited Liability Company Agreement of Northern Lights
             Development LLC                                               (9)

       10.6  Limited Liability Company Agreement of Moose Run II LLC       (10)

       10.7  Limited Liability Company Agreement of Morning Eagle
             Development LLC                                               (11)

       10.13 Limited Liability Company Agreement of Glades
             Development LLC                                               (12)

       10.14 Big Mountain Club LLC                                         (13)

       21.1  Subsidiaries of the Company                                   (1)

       31.3  Certification of Dennis L. Green pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of the
             Sarbanes-Oxley Act 0f 2002.                                   (1)

       31.4  Certification of Jami M. Phillips pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of he
             Sarbanes-Oxley Act 0f 2002.                                   (1)

       32.1  Certification of Dennis L. Green pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of he
             Sarbanes-Oxley Act 0f 2002.                                   (1)

       32.2  Certification of Jami M. Phillips pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of he
             Sarbanes-Oxley Act 0f 2002.                                   (1)

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

      (8) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 10, 2000.

      (9) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 9, 2001.

      (10) Incorporated by reference from the Company's Form 10-QSB for the quarter ended December 2, 2002.

      (11) Incorporated by reference from the Company's Form 10-QSB for the quarter ended May 31, 2002.

      (12) Incorporated by reference from the Company's Form 10-QSB for the quarter ended February 23, 2003.

      (11)  Incorporated by reference from the Company's Form 8-K on July 8,
            2003.

            21.1  Subsidiaries of the Company ..........................   39

(b)   Reports on Form 8-K:

      One report on Form 8-K was filed by the registrant during the last quarter of the period covered by this report. On May 29, 2003, the Company filed a Form 8-K reporting its decision to place a temporary hold on plans to construct a conference center in Big Mountain Village.

      Subsequent to the end of the fiscal year, on July 8, 2003, the Company filed a Form 8-K to announce the formation of a joint venture with Northern Pines Golf Club to form the Big Mountain Club. This non-equity members club will allow members preferred access to the Big Mountain Golf Club (formerly Northern Pines Golf Club) and the soon to be developed members golf facilities as well as access to the members' alpine facilities at Big Mountain Resort.

Item 14. Principal Accountant Fees and Services

Incorporated bye reference from the Company's definitive proxy statement dated , 2003 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on , 2003.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        WINTER SPORTS, INC.


                                        By /s/ Dennis L. Green
                                           -------------------
                                        Dennis L. Green,
                                        Acting Chief Executive Officer
                                        (Principal Executive Officer)
                                        Date: November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:


/s/ Charles R. Abell         Director                       November 12, 2003
--------------------------
Charles R. Abell


/s/ Brian T. Grattan         Director                       November 12, 2003
--------------------------
Brian T. (Tim) Grattan


/s/ Dennis L. Green          Director and Chairman          November 12, 2003
--------------------------   of the Board
Dennis L. Green


/s/ Charles P. Grenier       Director                       November 12, 2003
--------------------------
Charles P. Grenier


/s/ Jerry J. James           Director                       November 12, 2003
--------------------------
Jerry J. James


/s/ Michael T. Jenson        Director                       November 12, 2003
--------------------------
Michael T. Jenson


/s/ Darrel R. Martin         Director and Vice-Chairman     November 12, 2003
--------------------------   of the Board
Darrel R. (Bill) Martin


/s/ Michael J. Muldown       Director                       November 12, 2003
--------------------------
Michael J. Muldown


/s/ Jerome T. Broussard      Director                       November 12, 2003
--------------------------
Jerome Broussard


/s/ Jami M Phillips          Principal Financial Officer    November 12, 2003
--------------------------
Jami M. Phillips