Form 10KSB/A
period 2003-05-31
WINTER SPORTS INC /NEW
filed 2003-12-30
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                                (Amendment No. 3)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB               Incorporated Document
-----------------------               ---------------------
Part III, Item 9, Item 10             Proxy Statement dated     , 2003
Item 11, Item 12, Item 14             to be filed with the Securities and
                                      Exchange Commission for the annual meeting
                                      of shareholders to be held on      , 2003

Total number of pages, including cover page 48     Exhibit Index - page 38-39

                               WINTER SPORTS, INC.

                                   Form 10-KSB

                                (Amendment No. 3)

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item  1 - Business ...........................................................3

Item  2 - Properties .........................................................5

Item  3 - Legal Proceedings ..................................................7

Item  4 - Submission of Matters to a Vote of Security Holders ................7

Part II

Item  5 - Market for Common Stock and Related Stockholder Matters ............8

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................8

Item  7 - Financial Statements ..............................................18

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................34

Item 8A - Controls and Procedures ...........................................34

Part III

Item  9 - Directors and Executive Officers of the Registrant ................35

Item 10 - Executive Compensation ............................................35

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management ........................................................35

Item 12 - Certain Relationships and Related Transactions ....................35

Part IV

Item 13 - Exhibits and Reports on Form 8-K ..................................36

Signatures ..................................................................39

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, one of the Company's subsidiaries became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary, therefore the entity will be consolidated in the first interim period beginning after June 15, 2003, due to the date of the initial involvement with this entity. See Note 4 for the required disclosures.

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

Lease, management and other fees - related parties revenues were $345,645 during fiscal year 2003 compared to $253,985 during the previous fiscal year and $231,817 during fiscal year 2001. This revenue is derived from services performed by Winter Sports to related entities, such as homeowner associations. It is expected that such revenue will increase slightly during the next twelve months as it is expected that some of the condominium units within the Morning Eagle facility will require services of the property management department of Winter Sports.

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

Operating Cost & Expenses

Operating costs and expenses in 2003 were $11,424,864 compared to $12,940,869 in 2002. The $1,516,005 or 11.7% decrease was primarily attributable to the decrease in Cost of real estate sales and the decrease in Direct expenses - Lifts. The decrease in Direct expenses - lifts is due to the Company actively managing the timing of operations of lifts during the early ski season as well as during lower visitation periods. The Resort is able to enjoy excess lift rider capacity and is able to operate some lifts on an as needed basis. The Company anticipates continuing to utilize a staggered opening of its available lifts during the early ski season. During fiscal year 2003, the Company wrote off $11,299 of master planning costs for the village area. It was determined that these costs no longer had economic benefit for the Company. Also during fiscal year 2002, the Company wrote off the planning expenses related to the installation of a potential new chairlift. Those expenses totaled $105,670. The Company also wrote off the remaining costs of the Environmental Impact Study
(EIS) of $57,306 during the same fiscal year. The EIS was written off because it no longer had economic benefit for the Company. Most companies have experienced an increase in insurance premiums as a result of September 11. The ski industry is also experiencing an increase in premiums due to the level of claims insurance carriers have seen related to terrain park and half-pipe injuries. The Company is actively working with its insurance provider to see what can be done to minimize the effect of even more premium increases. The Company expects, due to the insurance market overall, another increase in premiums during the current fiscal year.

Direct expenses - related parties and General and administrative expenses - related parties are immaterial expenses incurred by the Company in transactions with entities which Winter Sports has determined are related parties. These expenses will continue to occur, but are not expected to become a significant amount.

Income from Operations

The Company operates principally in two segments, the operation of a ski resort and real estate investment. Income from operations in the ski resort segment experienced a $(922,970) loss from operations compared with a $(877,900) loss during the previous fiscal year. The effects of the change in guest visitation patterns as well as perceived low snowfall, had an adverse effect on income from operations during both fiscal years. The Company continues to adjust the timing of lift operations to better reflect snow conditions. The Company is also adjusting its marketing strategy to reflect the visitation habits of our guests, who are making their travel arrangements closer to the time of arrival. In addition, many travelers are driving rather than flying.

Income from operations in the ski resort segment during 2001 was $(1,210,402) compared with $(877,900) during 2002. During 2001, the resort sector had a lower than normal year for retail sales as well as an increase in direct expenses-lifts.

Income from operations on the real estate investment segment was $(189,848) during the fiscal year ending May 31, 2003, compared with income of $979,213 during the previous fiscal year. The decrease in income is due to very little activity in the LLCs. The previous fiscal year, the real estate investment segment experienced activity primarily from Northern Lights LLC.

Income from operations for the real estate investment segment during 2001 was $1,462,770 compared with $979,213 during 2002. Fiscal year 2001 was the final year of development of town home lots for this segment. Income from operations for fiscal year 2001 reflects the final sales of these lots.

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

Other income (expenses) decreased to $36,674 in 2003 from $269,738 in 2002. During 2002, the Company collected $243,505 from an adjacent landowner under the terms of an agreement that the landowner would be responsible for the costs related to construction of a road on the Company's property where the landowner would have egress. It was previously unclear when and if this would be collected as well as the actual dollar amount for which the landowner would be liable. This type of revenue is not expected in the future. Also included in Other income is the revenue earned and the expenses incurred with the sale of timber on some of the land owned by the Company. The net amount earned was $4,021. The Company also sold an easement to a utility company during 2002 for $20,000. This sale was necessary due to the utility company relocating its needed corridor. This type of revenue is not expected in the future.

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

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived, if the management of the Company were allowed to focus additional attention on operations and financial management would further enhance the Company's financial performance and allow the Company to provide improved services to its guests.

Item 7.  Financial Statements

Index to Consolidated Financial Statements                                  Page
                                                                            ----

         Independent Auditor's Report .................................       19

         Financial Statements:

           Consolidated Balance Sheets as of May 31, 2003 and 2002 ....       20

           Consolidated Statements of Income and Retained Earnings
            for the Years Ended May 31, 2003, 2002 and 2001 ...........       21

           Consolidated Statements of Cash Flow
            for the Years Ended May 31, 2003, 2002 and 2001 ...........       22

           Notes to Consolidated Financial Statements .................    23-34

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


Jordahl & Sliter PLLC
Kalispell, Montana
July 3, 2003

                               WINTER SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               May 31
                                                               ------
                                                         2003              2002
                                                         ----              ----
ASSETS

Current Assets
  Cash and cash equivalents                      $    475,288      $    740,330
  Cash - restricted                                    76,595                 0
  Accounts receivables                                209,339           451,299
  Accounts receivables - related parties               65,855           120,137
  Interest receivable - related parties                68,110             4,761
  Income tax refund receivable                        290,163           154,235
  Current deferred tax asset                           36,514            30,832
  Inventories                                         560,634           573,773
  Prepaid expenses                                    450,523           247,257
                                                 ------------      ------------
Total Current Assets                                2,233,021         2,322,624
                                                 ------------      ------------

Property and Equipment, at cost                    29,996,638        28,930,197
Accumulated depreciation and amortization         (17,515,325)      (16,253,486)
                                                 ------------      ------------
                                                   12,481,313        12,676,711
Construction in progress                              765,141           721,760
Land and development costs                          7,157,338         6,273,075
                                                 ------------      ------------
Net Property and Equipment                         20,403,792        19,671,546
                                                 ------------      ------------

Investment in LLCs                                   (239,023)          182,322
                                                 ------------      ------------

Goodwill - net of amortization                        158,469           158,469
                                                 ------------      ------------

Other Assets                                          970,253           524,304
                                                 ------------      ------------

TOTAL ASSETS                                     $ 23,526,512      $ 22,859,265
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $    556,496      $    626,949
  Accounts payable - related parties                    4,666             8,460
  Employee compensation and related expenses          201,403           304,555
  Taxes other than payroll and income                  95,009            96,976
  Interest payable                                     44,903             7,938
  Interest payable - related parties                   34,062            35,094
  Current deferred tax liability                       28,314                 0
  Current portion long-term debt                       45,304            42,890
  Deposits and other unearned income                2,193,551         2,399,040
  Other current liabilities                             2,898             3,193
                                                 ------------      ------------
Total current liabilities                           3,206,606         3,525,095
Long-term debt                                      7,539,876         6,013,705
Deferred income taxes                               2,448,191         2,422,153
                                                 ------------      ------------
Total Liabilities                                  13,194,673        11,960,953
                                                 ------------      ------------

Stockholders' Equity
  Common stock (5,000,000 shares authorized;
    988,668 shares outstanding
    in 2003 and 2002)                               3,887,676         3,887,676
  Retained earnings                                 6,444,163         7,010,636
                                                 ------------      ------------
Total stockholders' equity                         10,331,839        10,898,312
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 23,526,512      $ 22,859,265
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                               Year Ending May 31,
                                                     2003              2002              2001
                                                     ----              ----              ----
Revenue
  Lifts                                      $  5,434,446      $  5,535,558      $  5,377,664
  Retail                                        1,027,529         1,117,510           797,353
  Equipment rental and repair                     639,187           677,293           713,079
  Lodging                                         237,130           275,701           252,231
  Lease, management and other fees              2,628,109         3,177,949         2,296,173
  Lease, management and other fees
    - related parties                             345,645           253,985           231,817
  Real estate sales                                     0         2,004,186         3,233,534
                                             ------------      ------------      ------------
Total Revenue                                  10,312,046        13,042,182        12,901,851
                                             ------------      ------------      ------------

Operating Costs & Expenses
  Direct expenses - lifts                       2,072,921         2,262,062         2,163,647
  Depreciation expense - lifts                    907,640           886,164           875,657
  Cost of retail                                  656,974           760,055           516,957
  Cost of real estate sales                             0           908,430         1,595,213
  Payroll and related expenses                  3,366,862         3,474,450         2,975,356
  Direct expenses                               1,393,284         1,670,735         1,783,222
  Direct expenses - related parties                13,321            30,748            84,825
  Marketing                                       905,920         1,022,938         1,030,007
  Marketing - related parties                       1,281            (1,014)            1,600
  Depreciation and amortization                   716,919           753,103           639,136
  General and administrative                    1,355,562         1,179,395           942,467
  General and administrative -
    related parties                                34,180            (6,197)           41,396
                                             ------------      ------------      ------------
Total Operating Costs & Expenses               11,424,864        12,940,869        12,649,483
                                             ------------      ------------      ------------

Operating Income (Loss)                        (1,112,818)          101,313           252,368
                                             ------------      ------------      ------------
Other Income (Expense)
  Interest income                                   8,065           203,317                 0
  Interest income - related parties                68,110                 0                 0
  Interest expense                               (253,087)         (454,193)         (287,388)
  Interest expense - related parties              (85,683)          (35,094)                0
  Sale of land                                  3,445,989         2,441,315                 0
  Unrecognized gross profit on land sale       (3,376,468)       (2,441,188)                0
  Cost of land sale                               (69,521)             (127)                0
  Gain on land sale previously
    Unrecognized                                  141,938         2,368,737                 0
  Gain on land sale                                15,648                 0                 0
  Equity in Earnings-LLCs                         144,234           182,302                 0
  Other income (expense)                           36,674           269,738            19,992
                                             ------------      ------------      ------------

Total Other Income (Expense)                       75,899         2,534,807          (267,396)
                                             ------------      ------------      ------------

Income (Loss) before income taxes              (1,036,919)        2,636,120           (15,028)
  Provision for (Recovery of)
    income taxes                                 (470,446)        1,037,603            (5,700)
                                             ------------      ------------      ------------
Net Income (Loss)                                (566,473)        1,598,517            (9,328)

Retained earnings - beginning of year           7,010,636         5,412,119         5,421,447
                                             ------------      ------------      ------------

Retained earnings - end of year              $  6,444,163      $  7,010,636      $  5,412,119
                                             ============      ============      ============
Earnings (Loss) per common share             $       (.57)     $       1.62      $       (.01)
                                             ============      ============      ============
Weighted average shares outstanding               988,688           988,688           995,344

   The accompanying notes are an integral part of these financial statements

                              WINTER SPORTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ending May 31,
                                                        2003            2002             2001
                                                        ----            ----             ----
Cash flows from operating activities:
  Net income (loss)                             $  (566,473)     $ 1,598,517      $    (9,328)
                                                -----------      -----------      -----------

Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                 1,580,858        1,632,268        1,510,482
    Increase (decrease) in deferred
         income taxes                              (180,282)         851,836          (69,016)
    (Gain) loss on disposition of assets                  0           (2,212)         (18,860)
    (Gain) on sale of land                                0       (2,368,737)               0
    Equity in Earnings-LLCs                         421,345         (182,302)               0
    Write-off of intangible asset                    11,299           57,306                0
    Changes in operating assets
     and liabilities:
       Receivables                                  132,024         (311,818)        (161,226)
       Refundable income taxes                     (135,928)          27,449            8,600
       Inventories                                   13,139          (32,193)        (134,704)
       Prepaid expenses                            (203,266)         (16,719)          (6,830)
       Construction in progress                    (193,535)        (535,433)         405,353
       Land and development costs                     3,795          659,761          535,936
       Other assets                                  43,351                0         (189,539)
       Accounts payable                             (74,246)         187,365         (417,866)
       Employee compensation and
         related expenses                          (103,153)          83,277           54,295
       Interest payable                              35,933           43,032          (45,063)
       Taxes other than payroll and
         income taxes                                (1,967)          (2,352)         (43,112)
       Deposits and other
         unearned revenue                          (205,489)         415,107          125,020
       Other liabilities                               (294)          (9,880)          (2,265)
                                                -----------      -----------      -----------
  Total adjustments                               1,143,584          495,755        1,551,205
                                                -----------      -----------      -----------
Net cash provided by
  operating activities                              577,111        2,094,272        1,541,877
                                                -----------      -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of assets and land              69,869        2,386,942           60,822
  Option payments                                   (30,000)        (171,000)               0
  Cash-restricted                                   (76,595)               0                0
  Property and equipment acquisitions            (1,479,011)      (1,108,696)      (3,534,396)
                                                -----------      -----------      -----------
Net cash provided by (used in)
  investing activities                           (1,515,737)       1,107,246       (3,473,574)
                                                -----------      -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of
     long-term debt                               9,070,075        6,966,460        8,478,201
  Payments of long-term debt                     (8,381,491)      (9,593,971)      (6,445,520)
  Loan fees paid                                    (15,000)               0                0
  Stock Repurchase Plan                                   0                0         (232,017)
                                                -----------      -----------      -----------
Net cash provided by (used in)
  financing activities                              673,584       (2,627,511)       1,800,664
                                                -----------      -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                             (265,042)         574,007         (131,033)
Cash and cash equivalents - beginning
  of year                                           740,330          166,323          297,356
                                                -----------      -----------      -----------
Cash and cash equivalents - end
  of year                                       $   475,288      $   740,330      $   166,323
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

The Company adopted FASB 142 at the beginning of the 2003 fiscal year. Under this FASB, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, instead being subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. An impairment test of the lodging reporting unit reported no impairment of goodwill as of the end of the fiscal year 2003. The effect on net income and earnings per share exclusive of amortization expense would be as follows:

                                            For the Year Ended May 31,
                                            --------------------------
                                        2003           2002             2001
                                        ----           ----             ----

Reported net income(loss)           $  (566,473)   $ 1,598,517      $    (9,328)
Add Back:vGoodwill amortization                         11,382              949
                                    -----------    -----------      -----------
Adjusted net income(loss)           $  (566,473)   $ 1,609,899      $    (8,379)
                                    ===========    ===========      ===========

Earnings per share:
Reported net income(loss)           $      (.57)   $     (1.62)     $      (.01)
Goodwill amortization                                      .01
                                    -----------    -----------      -----------
Adjusted net income(loss)           $      (.57)   $      1.63      $      (.01)
                                    ===========    ===========      ===========

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

Revenue from investments in limited liability companies has been accounted for under the Equity method of accounting. Under this method, earnings are recognized at the time they are earned through the LLC. In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, one of the Company's subsidiaries, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however, it has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary and under FIN 46, it will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, is the primary beneficiary; therefore the entity will be consolidated in the first interim period beginning after December 15, 2003. See also Note 4.

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

Financial information by industry segment for 2003, 2002 and 2001 is summarized as follows:

                                  Winter Sports          BMDC         Consolidated
                                  ------------      ------------      ------------
2003
  Revenue                         $ 10,212,649      $     99,397      $ 10,312,046
  Operating profit(loss)          $   (922,970)     $   (189,848)     $ (1,112,818)
  Depreciation and amortization   $  1,602,806      $     21,753      $  1,624,559
  Interest income                 $     54,977      $     21,198      $     76,175
  Interest expense                $   (338,770)     $          0      $   (338,770)
  Equity in Earnings -LLCs        $          0      $    144,234      $    144,234
  Income tax expense (benefit)    $   (488,727)     $     18,281      $   (470,446)
  Net income (loss)               $   (556,811)     $     (9,662)     $   (566,473)
  Identifiable assets             $ 20,022,608      $  3,503,904      $ 23,526,512
  Capital expenditures            $  1,479,011      $          0      $  1,479,011

2002
  Revenue                         $ 10,893,082      $  2,149,100      $ 13,042,182
  Operating profit (loss)         $   (877,900)     $    979,213      $    101,313
  Depreciation and amortization   $  1,617,414      $     21,853      $  1,639,267
  Interest income                 $     60,963      $    142,354      $    203,317
  Interest expense                $   (489,287)     $          0      $   (489,287)
  Equity in Earnings-LLCs         $          0      $    182,302      $    182,302
  Income tax expense              $    695,842      $    341,761      $  1,037,603
  Net income                      $    663,409      $    935,108      $  1,598,517
  Identifiable assets             $ 19,077,997      $  3,781,268      $ 22,859,265
  Capital expenditures            $  1,108,696      $          0      $  1,108,696

2001
  Revenue                         $  9,473,285      $  3,428,566      $ 12,901,851
  Operating profit(loss)          $ (1,210,402)     $  1,462,770      $    252,368
  Depreciation and amortization   $  1,492,742      $     22,051      $  1,514,793
  Interest income                 $          0      $          0      $          0
  Interest expense                $   (287,388)     $          0      $   (287,388)
  Equity in Earnings-LLCs         $          0      $          0      $          0
  Income tax expense (benefit)    $   (648,471)     $    642,771      $     (5,700)
  Net Income (loss)               $   (973,485)     $    964,157      $     (9,328)
  Identifiable assets             $ 14,761,052      $  2,927,403      $ 17,688,455
  Capital expenditures            $  3,534,396      $          0      $  3,534,396

NOTE 3.  Property and Equipment

                                    Asset
                                  Life Years              2003            2002
                                  ----------              ----            ----

Leasehold improvements                  30         $   911,053     $   891,783
Buildings and grounds                10-30          10,497,513      10,328,319
Lifts                                10-15          10,150,579      10,140,438
Machinery and equipment               3-25           6,837,598       6,135,703
Furniture and fixtures                3-10             819,396         752,187
Water system                         10-25             780,499         681,767
                                                   -----------     -----------
Total property and equipment                       $29,996,638     $28,930,197
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

The following information summarizes the activity of the LLCs through May 31, 2003:

ASSETS
  Land held for development and sale     $ 15,151,872
  Cash                                      3,121,887
  Other Assets                                559,092
                                         ------------
                                         $ 18,832,851

LIABILITIES AND EQUITY
  Notes and other payables               $ 17,167,785
  Equity                                    1,665,066
                                         ------------
                                         $ 18,832,851
                                         ============

Net Income from sales                    $   (360,345)
                                         ============

NOTE 5. Other Assets

Other assets at May 31, 2003 and 2002 are summarized as follows:

                                                             2003           2002
                                                             ----           ----

Loan costs, net of amortization                        $   14,732     $   18,089
Planning and development - long-term                       41,460         52,758
Noncurrent deferred tax asset                             469,593        240,641
Option Payments                                           156,796        171,000
Note receivable                                           100,870              0
Covenant Not to Compete, net of amortization               14,148         18,988
Other long-term assets                                    172,654         22,828
                                                       ----------     ----------
Total other assets                                     $  970,253     $  524,304
                                                       ==========     ==========

NOTE 6. Notes Payable

Long-term debt at May 31, 2003 and 2002 is summarized as follows:

                                                             2003          2002
                                                             ----          ----
Bank of America National Trust and Savings            $ 6,199,171   $ 4,628,595
Association, revolving, reducing term loan with initial $13,500,000 availability decreasing by
$1,200,000 each year beginning May 31, 2004
Mandatory principal reductions are required on outstanding balances above amounts available
Interest at or below banks' reference rate
Interest rate at May 31, 2003 and 2002 was
2.1934% and 3.7713%, respectively. Secured by all ski area operation real and personal property and assignment in trust of all U.S.
Forest Service special use permits. Matures May
31, 2009

Whitefish Credit Union, a related party,                1,386,009     1,428,000
Term loan. Interest reviewed annually and Set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. Interest at May 31, 2003 is 5.75%. Secured by land purchase. Maturity date of January 1, 2007. Five annual payments of $125,000(principal and interest) due each January 1

Less current maturities                                   (45,304)      (42,890)

-------------------------------------------------------------------------------
Total long-term debt                                  $ 7,539,876   $ 6,013,705
===============================================================================

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

At May 31, 2003 and 2002, $7,300,829 and $2,871,405 respectively, were unused and available for borrowing on the Bank of America line of credit.

NOTE 7. Income Taxes

Income taxes (credits) consist of the following:

                                                   2003             2002             2001
                                                   ----             ----             ----
Current
  Federal                                   $  (203,370)     $   149,330      $    54,040
  Fuel tax credit                                (3,517)            (676)          (1,384)
                                            -----------      -----------      -----------
                                               (206,887)         148,654           52,656
  State                                         (83,276)          37,113           10,660
                                            -----------      -----------      -----------
                                               (290,163)         185,767           63,316
Deferred
  Federal                                      (179,866)         708,797          (58,275)
  State                                            (417)         143,039          (10,741)
                                            -----------      -----------      -----------
Provision for(Recovery of) income taxes     $  (470,446)     $ 1,037,603      $    (5,700)
                                            ===========      ===========      ===========

Temporary differences exist in the computation of income for financial and tax-reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                                   2003             2002             2001
                                                   ----             ----             ----
Depreciation                                $ 3,746,501      $ 3,595,057      $ 3,619,900
Uniform capitalization for income tax           (28,625)         (42,215)         (51,401)
Bad debt reserve                                      0                0          (39,861)
Vacation allowance                              (66,326)         (64,944)         (75,257)
Land and LLC Basis                            2,142,787        2,084,585                0
State tax refund                                 83,276                0                0
Federal tax net operating loss
    Carryforward                               (583,626)               0                0
Charitable contribution carryforward           (228,047)               0                0

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                                    2003           2002
                                                    ----           ----
Current deferred tax liability                $   28,314     $        0
Noncurrent deferred tax liability              2,448,191      2,422,153
                                              ----------     ----------
Total deferred tax liability                  $2,476,505     $2,422,153
                                              ==========     ==========

Current deferred tax assets                   $   36,514     $   30,832
Noncurrent deferred tax asset                    469,593        240,641
                                              ----------     ----------
Net deferred tax assets                       $  506,107     $  271,473
                                              ==========     ==========

The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                                   2003             2002             2001
                                                   ----             ----             ----
Income (loss) before taxes                  $(1,036,919)     $ 2,636,120      $   (15,028)
Statutory federal rate                              (34%)             34%             (34%)
Increased (decreases) resulting from:
  State tax at statutory rate                        (7%)              7%              (7%)
  Other (net)                                        (4%)             (2%)              3%
                                            -----------      -----------      -----------
Effective tax rate                                  (45%)             39%             (38%)
                                            ===========      ===========      ===========

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

At May 31, 2001 the Company had an alternative minimum tax credit carryforward of $17,202 which was carried forward to 2002.

NOTE 8. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:             2003            2002            2001
                                           ----            ----            -----

  Interest (net of capitalized)     $   295,841     $   446,255     $   332,451
  Income taxes (net of refunds)     $         0     $         0     $   245,000

Schedule of non-cash investing and financing
  Transactions

                                           2003            2002            2001u
                                           ----            ----            -----
    Acquisition of Assets           $ 2,363,215     $ 5,561,831     $ 3,735,196
    Less option payment credit          (44,204)              0               0
    Less notes payable                 (840,000)     (4,453,135)       (200,800)
                                    -----------     -----------     -----------
      Cash paid                     $ 1,479,011     $ 1,108,696     $ 3,534,396
                                    ===========     ===========     ===========

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

Related party transactions are summarized as follows:

                                                  2003           2002          2001
                                                  ----           ----          ----
Revenue received
  Rent and lease revenue                    $        0     $   10,000    $   13,932
  Interest income                           $   68,110     $        0    $        0
  Other revenue                             $  345,645     $  243,985    $  217,885

Expenses incurred
  Direct Expenses                           $   13,321     $   30,748    $   84,825
  Marketing                                 $    1,281     $   (1,014)   $    1,600
  General and administrative                $   34,180     $   (6,197)   $   41,396
  Interest Expense                          $   85,683     $   35,094    $        0

Amounts due to and from related parties
  Accounts receivable                       $   65,855     $  120,137    $   27,128
  Interest receivable                       $   68,110     $    4,761    $        0
  Accounts payable                          $    4,666     $    8,460    $    6,233
  Interest payable                          $   34,062     $   35,094    $        0
  Note payable                              $1,386,009     $1,428,000    $        0

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

The Company also sold an easement to a utility company during 2002 for $20,000. This sale was necessary due to the utility company relocating its needed corridor. This type of revenue is not expected in the future.

Other Income (Expense) included in the Consolidated Statements of Income consists of the following:

                                                  2003         2002         2001
                                              --------     --------     --------

Gain on sale/retirement of assets             $  2,791     $  2,212     $ 18,860
Income on construction of road                       0      243,505            0
Sale of timber                                       0        4,021            0
Sale of easement                                     0       20,000            0
Other                                           33,883            0        1,132
                                              --------     --------     --------
Total other income (expense)                  $ 36,674     $269,738     $ 19,992
                                              ========     ========     ========

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

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived if the Company's management was allowed to focus additional attention on operations and financial management would further enhance Winter Sports' financial performance and allow the Company to provide improved services to its guests.

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

Item 13. Exhibits and Reports on Form 8-K

(a)   Documents Filed as Part of this Report:                               Page
                                                                            ----

      (1)   Financial Statements:

              Independent Auditors' Report .............................      19

              Consolidated Balance Sheets as of May 31, 2003 and 2002 ..      20

              Consolidated Statements of Income and Retained Earnings
                for the Years Ended May 31, 2003, 2002 and 2001 ........      21

              Consolidated Statements of Cash Flows for
                 the Years Ended May 31, 2003, 2002 and 2001 ...........   22-23

              Notes to Consolidated Financial Statements ...............   24-35

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

      (11) Incorporated by reference from the Company's Form 8-K filed on July 8, 2003.

              21.1   Subsidiaries of the Company.............................40

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

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               WINTER SPORTS, INC.


                                               By /s/ Dennis L. Green
                                                  ---------------------------
                                               Dennis L. Green,
                                               Acting Chief Executive Officer
                                               (Principal Executive Officer)
                                               Date: December 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:

/s/ Charles R. Abell         Director                       December 30, 2003
-------------------------
Charles R. Abell

/s/ Brian T. Grattan         Director                       December 30, 2003
-------------------------
Brian T. (Tim) Grattan

/s/ Dennis L. Green          Director and Chairman          December 30, 2003
-------------------------    of the Board
Dennis L. Green

/s/ Charles P. Grenier       Director                       December 30, 2003
-------------------------
Charles P. Grenier

/s/ Jerry J. James           Director                       December 30, 2003
-------------------------
Jerry J. James

/s/ Michael T. Jenson        Director                       December 30, 2003
-------------------------
Michael T. Jenson

/s/ Darrel R. Martin         Director and Vice-Chairman     December 30, 2003
-------------------------    of the Board
Darrel R. (Bill) Martin

/s/ Michael J. Muldown       Director                       December 30, 2003
-------------------------
Michael J. Muldown

/s/ Jerome T. Broussard      Director                       December 30, 2003
-------------------------
Jerome Broussard

/s/ Jami M Phillips          Principal Financial Officer    December 30, 2003
-------------------------
Jami M. Phillips