Form 10QSB/A
period 2003-09-07
WINTER SPORTS INC /NEW
filed 2003-12-30
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                (Amendment No. 2)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 7, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

   The accompanying notes are an integral part of these financial statements.

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

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein are condensed according to 10-QSB reporting requirements. They do not contain all information required by generally accepted accounting principles to be included in a set of audited financial statements. The interim condensed consolidated financial statements are prepared by management and are unaudited. Accordingly, the financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Annual report for the year ended May 31, 2003.

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

Financial information by industry segment for the first quarters of 2004 and 2003 are summarized as follows:

                                     WINTER SPORTS         BMDC          Consolidated
                                     -------------     ------------      ------------
Quarter Ended 9/7/03
   Total revenue                     $  1,059,216      $     25,928      $  1,085,144
   Operating (loss)                  $ (1,605,896)     $    (53,738)     $ (1,658,634)
   Depreciation and amortization     $     10,164      $      6,693      $     16,857
   Identifiable assets               $ 21,273,755      $  3,456,121      $ 24,729,876
   Capital expenditures              $     72,996      $          0      $     72,996

Quarter Ended 9/8/02
   Total revenue                     $    907,052      $     25,865      $    932,917
   Operating (loss)                  $   (890,045)     $    (49,183)     $   (939,228)
   Depreciation and amortization     $      9,620      $      6,724      $     16,344
   Identifiable assets               $ 19,903,713      $  3,803,006      $ 23,706,719
   Capital expenditures              $     26,010      $          0      $     26,010

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

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following information summarizes the activity of the LLCs through September 7, 2003:

ASSETS
  Land held for development and sale             $18,669,800
  Cash                                             3,562,360
  Other Assets                                       607,126
                                                 -----------
                                                 $22,839,286
                                                 ===========

LIABILITIES AND EQUITY
  Notes and other payables                       $21,185,896
  Equity                                           1,653,390
                                                 -----------
                                                 $22,839,286
                                                 ===========

Net (Loss)from sales                             $ (462,305)
                                                 ===========

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

Related party revenue during the first quarter of the fiscal year ending May 31, 2004 was $28,746, up from $23,534 the previous year at this time. Lease, management and other fees - related parties is expected to continue to increase throughout the current fiscal year as the Company will perform administrative functions for Big Mountain Club LLC and also for some of the homeowner associations which are related parties. Some of the administrative functions which the Company performs include accounting and human resource services, property management services and maintenance services.

Operating Expenses

Total operating costs and expenses in the quarter ended September 7, 2003 increased by $871,633 from the same quarter last year. General and administrative expenses increased during the first quarter of this year due to the recognition of 66 2/3% of the start-up expenditures for Big Mountain Club LLC. This entity was organized as a non-equity members club, which has certain privileges at the Resort and also at a near-by golf club, which is now known as Big Mountain Golf Club. The Company views these expenditures as one-time non-recurring expenses. The Company has also incurred additional expenses during the first quarter of this year over last year in the amount of $79,083 related to insurance costs. The insurance market continues to harden as a result of September 11, 2001 and the overall experience ratings of insurance companies. The Company expects this trend to continue during the next fiscal year. The Company continues to take steps to mitigate the effect of increasing insurance premiums by increasing the level of risk management at the Resort, considering deductible levels and the effect of being a public company in the insurance market. The Company also experienced increases in consultants and legal expenses related to researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission.

Direct expenses - related parties was $6,807 for the first quarter of fiscal year 2004, compared to $4,328 for the first quarter last year. These expenses are homeowner association dues for units owned by the Company that are managed by the property management company. These expenses are expected to increase during the current fiscal year due to the acquisition of commercial space in the Morning Eagle facility, in which condominium association dues will be paid.

Income from Operations

Income from operations for the resort during the first quarter of this fiscal year was a loss of $(1,605,896) compared with a loss last year at this time of $(890,045). The increased loss was due to a combination of additional expenses which have been incurred by the Company in researching the costs/benefits of continuing as a publicly traded company reporting to the Securities and Exchange Commission, and additional expenses incurred due to the recognition of start-up expenditures associated with the Big Mountain Club.

Income from operations for the real estate investment segment for the first quarter ending September 7, 2003 was a loss of $(53,738) compared with a loss during the first quarter of last year of $(49,183). The increase in the loss for the current fiscal year is due to the proportionate share of loss generated from the Glades LLC. It is expected that during the remaining quarters of fiscal year 2004, the LLCs should generate income for this segment.

Other Income (Expense)

Interest income - related parties of $27,781 at the end of the first quarter 2004 represents interest earned on notes receivable for the sale of land as described in Note 8. Interest income - related parties during the first quarter of 2003 was $18,830. During the first quarter of the year, the Company sold a small tract of land to the state of Montana as a right of way. The State is purchasing small tracts of land along the Big Mountain Road, so that in the near future the road leading to the Resort will become wider, removing many of the hairpin turns along the way.

Interest expense for the quarter ended September 7, 2003 was $69,273; a decrease of $4,147 from the first quarter last year. The Company expects to reduce the line of credit during the second and early portion of the third quarter due to expected payments on two notes receivables associated with previous land sales. Interest expense - related parties was $20,754 compared to $22,721 last year at this time. This interest expense is the amount incurred on the note payable to Whitefish Credit Union, a related party, as described in Note 6.

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

The Minority Interest in net loss of consolidated subsidiary represents a 33 1/3% interest in the net loss of Big Mountain Club LLC, which is jointly owned by Winter Sports (66 2/3%) and Northern Pines LLC (33 1/3%).

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

                                                 Winter Sports, Inc.
                                                 -------------------
                                                    (Registrant)


Date: December 30, 2003                /s/ Dennis Green
                                       -----------------------------------------
                                       Dennis Green
                                       Chairman of the Board and Acting
                                       President & Chief Executive Officer
                                       (Principal Executive Officer)


Date: December 30, 2003                /s/ Jami M. Phillips
                                       -----------------------------------------
                                       Jami M. Phillips
                                       Chief Financial Officer
                                       (Principal Accounting Officer)