Form 10QSB
period 2003-11-30
WINTER SPORTS INC /NEW
filed 2004-01-14
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _______ to ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 2, 2004 the number of shares outstanding of the issuer's common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes |_| No |X|

                               WINTER SPORTS, INC.

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

            Condensed Consolidated Balance Sheets                            3-4
                At:
                   November 30, 2003(Unaudited)
                   December 1, 2002(Unaudited)
                   May 31, 2003

            Condensed Consolidated Statements of Operations                  5
                For The Periods:
                   September 8, 2003 - November 30 2003(Unaudited)
                   September 9, 2002 - December 1, 2002(Unaudited)
                   June 1, 2003 - November 30, 2003(Unaudited)
                   June 1, 2002 - December 1, 2002(Unaudited)

            Condensed Consolidated Statements of Cash Flows                  6
                For The Periods:
                   June 1, 2003 - November 30, 2003(Unaudited)
                   June 1, 2002 - December 1, 2002(Unaudited)

            Notes to Condensed Consolidated Financial Statements             7

         Item 2. Management's Discussion and Analysis of
                 Financial Conditions                                       11

         Item 3. Controls and Procedures                                    20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          21

         Item 5. Other Information                                          21

         Item 6. Exhibits and Reports on Form 8-K                           21

                 Signatures                                                 22

                               WINTER SPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  11/30/03             12/1/02             5/31/03
                                               (Unaudited)         (Unaudited)          See Note 2
                                              ------------        ------------        ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $  1,740,856        $  1,121,728        $    475,288
  Cash - restricted                                      0                   0              76,595
  Receivables                                      356,929             352,841             209,339
  Receivables - related parties                      8,927              20,980              65,855
  Interest receivable - related parties            116,536              34,286              68,110
  Income tax refund receivable                     948,707             805,903             290,163
  Current deferred tax asset                        36,514              30,832              36,514
  Inventories                                      788,940             865,360             560,634
  Prepaid expenses                                 124,697             221,617             450,523
                                              ------------        ------------        ------------
TOTAL CURRENT ASSETS                             4,122,106           3,453,547           2,233,021
                                              ------------        ------------        ------------

PROPERTY AND EQUIPMENT
  Property and equipment, at cost               31,062,911          29,489,128          29,996,638
    Accumulated depreciation
      and amortization                         (17,510,169)        (16,066,192)        (17,515,325)
                                              ------------        ------------        ------------
                                                13,552,742          13,422,936          12,481,313
  Construction in progress                       1,273,441             922,802             765,141
  Land and development costs                     7,177,627           6,283,129           7,157,338
                                              ------------        ------------        ------------
NET PROPERTY AND EQUIPMENT                      22,003,810          20,628,867          20,403,792
                                              ------------        ------------        ------------

INVESTMENT IN LLCs                                   4,823            (111,854)           (239,023)

Goodwill - net of amortization                     158,469             158,469             158,469

OTHER ASSETS                                       941,413             598,173             970,253
                                              ------------        ------------        ------------

TOTAL ASSETS                                  $ 27,230,621        $ 24,727,202        $ 23,526,512
                                              ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $  1,585,442        $  1,143,112        $    556,496
  Accounts payable - related parties                13,211                   0               4,666
  Employee compensation and
    related expenses                               430,505             276,128             201,403
  Taxes other than payroll and income               28,667              23,993              95,009
  Interest payable                                  64,805              81,001              44,903
  Interest payable - related parties                73,156              34,062              34,062
  Current deferred tax liability                    28,314                   0              28,314
  Current portion long-term debt                    45,304              42,890              45,304
  Deposits and other unearned income             3,325,952           3,082,865           2,193,551
  Other current liabilities                          7,388               2,898               2,898
                                              ------------        ------------        ------------
TOTAL CURRENT LIABILITIES                        5,602,744           4,686,949           3,206,606
LONG-TERM DEBT, less current
  portion                                        9,734,665           7,786,705           7,539,876
OTHER LONG TERM LIABILITIES                        100,998                   0                   0
DEFERRED INCOME TAXES                            2,448,191           2,478,928           2,448,191
                                              ------------        ------------        ------------
TOTAL LIABILITIES                               17,886,598          14,952,582          13,194,673
                                              ------------        ------------        ------------

STOCKHOLDERS' EQUITY

  Common stock (5,000,000 shares
    authorized; no par value;
    988,668,shares outstanding)                  3,887,676           3,887,676           3,887,676
  Retained earnings                              5,456,347           5,886,944           6,444,163
                                              ------------        ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                       9,344,023           9,774,620          10,331,839
                                              ------------        ------------        ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $ 27,230,621        $ 24,727,202        $ 23,526,512
                                              ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Second Quarter                         Year to Date
                                              9/8/03              9/9/02            6/1/03              6/1/02
                                                to                  to                to                  to
                                             11/30/03            12/1/02           11/30/03            12/1/02
                                          -----------        -----------        -----------        -----------
REVENUE
  Lifts                                   $   160,833        $    79,151        $   411,196        $   337,089
  Retail                                       84,812             63,997            288,172            239,366
  Equipment rental & repair                    18,823             15,634             53,477             51,901
  Lodging                                      28,393             20,729            117,385             81,875
  Lease, management & other fees              345,326            428,704            824,356            807,367
  Lease, management & other fees
    - related parties                         199,391             20,616            228,137             44,150
                                          -----------        -----------        -----------        -----------
TOTAL REVENUE                                 837,578            628,831          1,922,723          1,561,748
                                          -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES
  Direct expenses - lifts                     393,138            334,134            646,537            605,326
  Cost of retail                               67,458             44,602            202,295            151,457
  Payroll & related expenses                  669,285            607,966          1,738,843          1,321,430
  Direct expenses                             371,924            296,313            710,010            602,078
  Direct expenses - related parties             5,550              2,164             12,357              6,492
  Marketing                                   393,893            269,927            599,334            434,420
  Marketing - related parties                       0               (750)                 0             (2,153)
  Depreciation & amortization                  13,251             12,907             30,108             29,251
  General & administrative                    562,610            267,426          1,281,403            550,072
  General & administrative
    - related parties                          16,405              3,137             16,405             11,598
                                          -----------        -----------        -----------        -----------
TOTAL OPERATING COSTS
 AND EXPENSES                               2,493,514          1,837,826          5,237,292          3,709,971
                                          -----------        -----------        -----------        -----------

OPERATING INCOME(LOSS)                     (1,655,936)        (1,208,995)        (3,314,569)        (2,148,223)
                                          -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income-related parties              22,097             16,670             49,878             35,500
  Interest expense                            (76,891)           (43,619)          (125,410)           (48,682)
  Interest expense-related parties            (18,341)           (22,721)           (39,095)           (91,078)
  Sale of Land                                      0                  0                  0            925,989
  Unrecognized gross profit on
    Land sale                                       0                  0                  0           (862,891)
  Cost of land sale                                 0                  0                  0            (63,098)
  Gain on land sale-previously
    unrecognized                            1,339,633                  0          1,339,633            141,938
  Equity in Earnings-LLCs                     260,136            192,983            243,846            242,553
  Gain (loss) on disposal of assets               852                  0             69,052              2,030
  Other income (expense)                          292             (5,895)               198             (6,858)
                                          -----------        -----------        -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                1,527,778            137,418          1,538,102            275,403
                                          -----------        -----------        -----------        -----------

INCOME(LOSS) BEFORE INCOME TAXES             (128,158)        (1,071,577)        (1,776,467)        (1,872,820)
  Provision for(Recovery of)
 Income Taxes                                 (42,351)          (428,630)          (658,544)          (749,128)
                                          -----------        -----------        -----------        -----------
(LOSS) BEFORE MINORITY INTEREST               (85,807)          (642,947)        (1,117,923)        (1,123,692)
  MINORITY INTEREST IN
    SUBSIDIARY LOSS                            23,405                  0            130,107                  0
                                          -----------        -----------        -----------        -----------
NET INCOME(LOSS)                          $   (62,402)       $  (642,947)       $  (987,816)       $(1,123,692)
                                          ===========        ===========        ===========        ===========

EARNINGS(LOSS) PER COMMON SHARE           $     (0.06)       $     (0.65)       $     (1.00)       $     (1.14)
                                          ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                6/1/03          6/1/02
                                                                 to               to
                                                              11/30/03         12/1/02
                                                           -----------     -----------
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES:        $    25,090     $  (605,121)
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Option Payment                                                    (0)        (15,000)
  Proceeds from restricted cash account                         76,595               0
  Proceeds from sale of assets                                  65,185          70,606
  Property and equipment acquisitions                       (1,096,091)       (842,087)
                                                           -----------     -----------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITES             (954,311)       (786,481)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from draws on long-term revolver                  4,657,541       2,334,000
  Principal payments on long-term revolver                  (2,462,752)       (561,000)
                                                           -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,194,789       1,773,000
                                                           -----------     -----------

Net increase in cash and cash equivalents                    1,265,568         381,398

Cash and cash equivalents at beginning of period               475,288         740,330
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,740,856     $ 1,121,728
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)                   $   105,509     $   102,823
  Income taxes (net of refunds)                            $         0     $         0

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

Certain amounts in the December 1, 2002 financial statements have been reclassified to conform with the November 30, 2003 presentation.

NOTE 2 - May 31, 2003

The balance sheet at May 31, 2003 has been condensed from the audited financial statements at that date.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operations of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenues during the Company's main periods of business. Therefore, the results of operations for the interim and year-to-date periods ended November 30, 2003 and December 1, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, the Company has been a defendant in unrelated lawsuits filed by individuals who are each seeking damages of specified amounts, for alleged personal injuries resulting from accidents occurring on the Company's property or while participating in recreational activities. The Company's insurance carrier provides defense and coverage for these claims and the Company's participation has been limited to its policy deductible. Such amounts are charged to General and Administrative expense upon settlement.

NOTE 5 - NOTES PAYABLE

The Company currently has a loan agreement with Bank of America. The agreement provides for a $13,500,000 revolving reducing line of credit, which matures on May 31, 2009. The agreement contains covenants that require minimum net worth, a fixed charge coverage ratio and restricts investment, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each May 31, the amount available under the line reduces by $1,200,000. At November 30, 2003 $5,106,040 was unused of the $13,500,000 available under the instrument. At December 1, 2002 $348,405 was unused of the then $6,750,000 available under the instrument. The loan bears interest at or below Bank of America's prime rate.

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

NOTE 6 - BUSINESS SEGMENT INFORMATION

The Company operated principally in two industries, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Also included in Winter Sports segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 7. The Company evaluates performance according to income from operations and effective budgetary compliance. It allocates resources according to the performance in these areas.

Financial information by industry segment for the second quarters of 2004 and 2003 are summarized as follows:

                                      Winter Sports           BMDC           Consolidated
                                      ------------        -----------        ------------
Quarter Ended 11/30/03
  Total revenue                       $    815,352        $    22,226        $    837,578
  Operating profit (loss)             $ (1,630,165)       $   (25,771)       $ (1,655,936)
  Depreciation and amortization       $      8,231        $     5,020        $     13,251
  Identifiable assets                 $ 23,513,860        $ 3,716,761        $ 27,230,621
  Capital expenditures                $  1,023,095        $         0        $  1,023,095

Quarter Ended 12/1/02
  Total revenue                       $    611,501        $    17,330        $    628,831
  Operating profit (loss)             $ (1,169,199)       $   (39,796)       $ (1,208,995)
  Depreciation and amortization       $      7,864        $     5,043        $     12,907
  Identifiable assets                 $ 21,173,340        $ 3,553,862        $ 24,727,202
  Capital expenditures                $    816,077        $         0        $    816,077

6/1/03 to 11/30/03
  Total revenue                       $  1,874,569        $    48,154        $  1,922,723
  Operating profit (loss)             $ (3,235,060)       $   (79,509)       $ (3,314,569)
  Depreciation and amortization       $     18,395        $    11,713        $     30,108
  Identifiable assets                 $ 23,513,860        $ 3,716,761        $ 27,230,621
  Capital expenditures                $  1,096,091        $         0        $  1,096,091

6/1/02 to 12/1/02
  Total revenue                       $  1,518,553        $    43,195        $  1,561,748
  Operating profit (loss)             $ (2,059,244)       $   (88,979)       $ (2,148,223)
  Depreciation and amortization       $     17,484        $    11,767        $     29,251
  Identifiable assets                 $ 21,173,340        $ 3,553,862        $ 24,727,202
  Capital expenditures                $    842,087        $         0        $    842,087

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - INVESTMENT IN LLCs

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

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The entity had total assets of $32,181 and total liabilities of $511,171 as of November 30, 2003. The Company's maximum exposure is limited to its equity contribution of $10, its ratable share of any income/loss and the remaining portion of a note receivable in the amount of $477,090 plus accrued interest. The Company has initially determined that the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary of this variable interest entity. Under the provisions of FIN 46, the Company is not required at this time to consolidate this entity.

The Glades Development LLC was entered into in April, 2003. This entity is involved in a project for single family home sites. The total assets of this entity were $2,000,190 and total liabilities of $1,750,318 as of November 30, 2003. The Company's maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported by the equity method.

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following information summarizes the activity of the LLCs through November 30, 2003:

            ASSETS
              Cash                                    $3,710,980
              Land and construction in progress        4,625,825
              Other Assets                               205,340
                                                      ----------
                                                      $8,542,145
                                                      ==========

            LIABILITIES AND EQUITY
              Notes and other payables                $3,987,223
              Equity                                   4,554,922
                                                      ----------
                                                      $8,542,145
                                                      ==========

            Net Income from sales                     $2,277,814
                                                      ==========

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

The Company believes certain accounting policies to be critical due to the estimation process involved in each. The Company records season pass revenue as it is earned. The Company has a ticketing system which scans the ticket of each person who accesses the chair lifts. A portion of the season pass revenue is recognized as revenue each day that the pass holder accesses the lifts. Property management associated revenue is recognized when the guest checks out and/or at the end of each accounting cycle, whichever occurs first on a unit by unit basis. The Company, under a development agreement with Hines Resorts, will from time to time sell parcels of land. The Company is recognizing any gain on the sale of these parcels under the cost recovery method. The Company chose this method because the sale of land during the current fiscal year has been accomplished through a note which is subordinate to other loans of the purchasing entity. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been recovered. Revenue from these entities is being recognized under the equity method. The Company's subsidiary, Big Mountain Development Corporation, does not have day-to-day management control of these LLCs and does not guarantee any borrowings of the LLCs. Depreciation is computed using the straight-line method for book purposes using the applicable useful life of the asset. For tax purposes, the Company uses the appropriate tax life as defined in the Internal Revenue Code. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and applies at the end of the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Subsequent to January 31, 2003, the Company's

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

subsidiary, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has initially determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, could be the primary beneficiary; therefore, the entity will be consolidated according to the implementation period as determined by FASB, due to the date of the initial involvement with this entity. See Note 7 for the required disclosures.

RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR TO DATE

                                                        For the Period
                                                    6/1/03               6/1/02
                                                      to                   to
                                                   11/30/03             12/1/02
                                               ------------        ------------

Gross Revenues                                 $  1,922,723        $  1,561,748

Net Loss                                       $   (987,816)       $ (1,123,692)

Loss per Common Share                          $      (1.00)       $      (1.14)

Total Assets                                   $ 27,230,621        $ 24,727,202

Long-Term Debt less current portion            $  9,734,665        $  7,786,705

RESULTS OF OPERATIONS, SECOND QUARTER AND YEAR-TO-DATE

Revenues

Revenues for the second quarter ending November 30, 2003 were $837,578, an increase of 33.2% from $628,831 in the same quarter of the prior year. Lift revenue totaled $160,833 during the second quarter this fiscal year compared to $79,151 during the second quarter of the previous year. The Resort experienced cold temperatures early and so was able to make snow, coupled with great natural snowfall. Visitation to the Resort was nearly 40% higher than last year at this time. The Company experienced an increase in Retail of $20,815 or 32.5% from the quarter ending November 30, 2003 to the quarter ending December 1, 2002. This increase reflects more shopping by visitors to the Resort at the retail establishments. The Company purchased 10,000 square feet of retail space in the Morning Eagle building during the second quarter of this fiscal year. One of the Company's retail stores moved to this new facility. Interest in the new retail space is expected to result in increased Retail sales for the Company as well as an

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

increase in Lease, Management and other fees due to the rent generated on the other retail square footage in the building.

The Company saw a slight decrease in revenue associated with the property management business during the second quarter of this year, in terms of Lease, Management & Other Fees. This is expected to be a timing difference as the second quarter ended at the beginning of the ski season.

The Company experienced an increase in Lease, Management and other fees - related parties of $178,775 over the same time last year. The Company received a fee from the sale of lots in a single family home neighborhood to be used towards the costs of developing a conference center facility at the Resort. This revenue totaled $173,951 and was received from the Glades LLC which is partly owned by the Company's subsidiary, Big Mountain Development Corporation. This revenue will continue into the third quarter of this year in approximately the same amount. It is not expected that this revenue will continue in the fourth quarter.

Lease, management and other fees - related parties is expected to continue to increase throughout the current fiscal year as the Company will perform administrative functions for the Big Mountain Club and also for some of the homeowner associations which are related parties. Some of the administrative functions which the Company performs include accounting and human resource services, property management services as well as maintenance services.

Operating Expenses

Operating costs and expenses increased by $655,688 from December 1, 2002 to November 30, 2003. This increase is due in part to an increase in General and Administrative costs of over 100% during the second quarter of this year compared with the second quarter of the previous year. This increase is due in part to the increased costs the Company is incurring to effect a reverse stock split as announced in September, 2003. These costs include fees for consultants, attorneys and independent public accountants. The Company continues to take steps to mitigate the effect of increasing insurance premiums by increasing the level of risk management at the Resort, considering deductible levels and the effect of being a public company in the insurance market. The Company also experienced increases in consultants and legal expenses related to researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission.

Marketing costs increased from $269,927 at December 1, 2002 to $393,893 at November 30, 2003. This increase is expected to be a timing difference as the costs from printing various collateral pieces were incurred earlier than last year.

For the first two quarters of the year ending May 31, 2004, total operating expenses are $5,237,292 compared with $3,709,971 during the first two quarters of the previous fiscal years. General and administrative expenses increased during the first quarter of this year due to the recognition of 66 2/3% of the start-up expenditures for the Big Mountain Club LLC. This entity was organized as a non-

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

equity members club, which has certain privileges at the Resort and also at a near-by golf club, which is now known as Big Mountain Golf Club. The Company views these expenditures as one-time non-recurring expenses. The Company has also incurred additional expenses during the first quarter of this year over last year in the amount of $79,083 related to insurance costs. The insurance market continues to harden as a result of September 11, 2001 and the overall experience ratings of insurance companies. The Company expects this trend to continue during the next fiscal year.

Direct expenses - related parties is $5,550 for the second quarter of this fiscal year and $12,357 for the 2004 fiscal year, compared to $2,164 during the second quarter of last fiscal year and $6,492 for the 2003 fiscal year. These expenses are homeowner association dues for units owned by the Company that are managed by the property management company. The expense is expected to increase during the current fiscal year due to the acquisition of the commercial space in the Morning Eagle facility, in which condominium association dues will be paid.

General and administrative expenses - related parties is $16,405 during the second quarter of this fiscal year and for the 2004 fiscal year compared to $3,137 during the second quarter of last fiscal year and $11,598 for the 2003 fiscal year. During the current fiscal year, the Company is incurring expenses paid to a related party for services performed during the interim until a permanent Chief Executive Officer is selected. These expenses totaled $15,000 during the second quarter of this year. Other related party expenses in this area include charitable donations to entities whose boards include members of the Company.

Income from Operations

Income from operations for the resort during the second quarter of this fiscal year was a loss of $(1,655,936) compared with a loss last year at this time of $(1,208,045). The increased loss experienced during this time was a combination of additional expenses which have been incurred by the Company in researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission and additional expenses incurred due to the recognition of start-up expenditures associated with the Big Mountain Club.

Income from operations for the real estate investment segment for the second quarter ending November 30, 2003 was a loss of $(25,771) compared with a loss during the second quarter of last year of $(39,796). The decrease was due to the proportionate share of loss generated from the Glades LLC. It is expected that during the remaining quarters of fiscal year 2004, the LLCs should generate income for this segment.

Other Income

The Company's subsidiary, Big Mountain Development Company, is a member of Morning Eagle LLC, Moose Run II LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from each of these entities. The

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for this investment under the equity method of accounting, as it will receive 60% of the residual profit generated in each of these LLCs. As of November 30, 2003, the Company's subsidiary has recognized income of $243,846, which is found on the Income Statement labeled, "Equity in Earnings-LLCs".

During the second quarter of fiscal year 2004, the Company recognized a portion of the gain from the sale of land to Hines Resorts. This gain is being recognized under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been recovered. During the second quarter, the Company recognized $1,339,633. It is expected that the Company will recognize additional revenue during the third quarter of fiscal year 2004 as proceeds are received.

During the first quarter of the current year, the Company sold a small tract of land to the state of Montana as a right of way. The State is purchasing small tracts of land along the Big Mountain Road, so that in the near future the road leading to the Resort will become wider, removing many of the hairpin turns along the way.

Interest income - related parties of $22,097 is comparable to that of the second quarter of last fiscal year of $16,670. This income is earned from notes receivable from the limited liability companies which hold the note for the sale of land to Hines Resorts.

Other Expenses

Interest expense for the quarter ended November 30, 2003 was $76,891, an increase of $33,272, or 76.3%. Year-to-date interest expense increased by $76,728 or 157.6% during the first two quarters of 2003 versus the same two quarters of the prior year. These increases are due to increased borrowings on the company's line of credit.

Interest expense - related parties decreased from $91,078 at the end of the second quarter 2003 to $39,095 at the end of the current quarter. This interest is due to the related party note with the Whitefish Credit Union as described in
Note 5.

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

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

The Company filed Form 8K in July, 2003 in which it was announced that another entity had joined the Big Mountain Club LLC. With the addition of this new entity, Winter Sports will retain 66 2/3% ownership of the Club and the new entity will have the remaining percentage. The Minority Interest of $130,107, in net loss of consolidated subsidiary represents 33% of the interest in the net loss of the Big Mountain Club LLC, which is owned by another entity unrelated to the Company.

The second quarter net loss of $(62,402) was $580,545 less than the same quarter last year. This is due to the recognition of part of the gain on the sale of land as described above. The year to date net loss of $(987,816) was $137,876 or 12.1% less than during the same time period last year.

A loss for this interim period in any year is not necessarily indicative of the results to be expected for the entire year, but instead reflects the seasonal nature of the Company's business. The Company's main periods of business are from mid-November through mid-April. Historically, the first and second quarters, especially taken individually, bear little comparative value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $(1,480,638) at the end of the second quarter of fiscal 2004 decreased from working capital of $(1,233,402) at December 1, 2002. The change was due primarily to an increase in the Company's accounts payable in preparation for the ski season and in employee compensation due to the resignation of the Company's CEO.

Other long-term liabilities include additional compensation which will be owed by the Company under the terms of the Separation Agreement with the Company's former President. It also includes an amount for Minority Interest in the Big Mountain Club held by another entity unrelated to the Company.

Deposits and other unearned income is $243,087 higher than at the end of the second quarter of the prior year. The increase is due to an increase in the Company's in reservation deposits over last year at this time. Total liabilities of $17,886,598 represents 191% of stockholders' equity at November 30, 2003, up from $14,952,582 or 153% of stockholders' equity at December 1, 2002.

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

Statement of Financial Accounting Standards No. 143 was adopted by the Company during the 2003 fiscal year. Under this standard, asset retirement and the obligations associated with the retirement of tangible long-lived assets will change. This did not have an effect on the statements as presented.

The Company also adopted FASB 144 at the beginning of fiscal year 2003. This standard sets forth guidelines for accounting and reporting for the impairment of long-lived assets to be disposed of. This standard did not have an effect on the financial statements as presented.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season requirements and capital improvements and acquisitions. The Company has a revolving, reducing credit agreement that provides financial resources allowing the Company to meet short-term operating needs and fund capital expenditures. The $13.5 million agreement reduces available capacity by $1.2 million each June 1. At November 30,2003 $8,393,960 was outstanding with $5,106,040 of unused capacity on the $13.5 million line of credit.

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

The Board of Directors has continued its ongoing discussion regarding the economic viability of the Company continuing to operate under the rules and regulations of the Securities and Exchange Commission. In the last 18 months, following the well publicized corporate scandals, the Securities and Exchange Commission has implemented numerous regulations that are a significant new burden on all public companies. In particular, the Sarbanes-Oxley Act of 2002 imposes further public reporting requirements and has had a dramatic effect on the cost of Director and Officer (D & O) insurance premiums for companies whose stock is registered under the Exchange Act. Winter Sports, a relatively small company has the same reporting requirements as companies that are 10-100 times larger. The Company has experienced a significant cost increase in the D & O insurance premiums as well as in audit fees and reporting requirements. At this time the Company anticipates that additional new reporting requirements may be forth coming and may have a further burden on the Company.

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

The Company has also purchased approximately 10,000 square feet of retail space in the Morning Eagle Condominium building located in the center of the Village. The Company has signed multi-year lease agreements with a candy store, photography/retail store, snowboard/cafe shop, and a day spa. The Company also moved its retail store called Big Mountain Sports into that venue and renamed it Snow Ghost Outfitters. The lessees opened their stores during the first part of December.

The Company also opened the space where Big Mountain Sports was located and converted it to a day lodge facility. The space has vending machines as well as seating areas and small storage areas for the guests to use. As this facility will be near the Chair 2 and Chair 6 area, it is believed that this facility will be convenient for guests of all types to use.

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

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

      (a)   Exhibits List

     Number             Document
     ------             --------
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

      (b)   Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended November 30, 2003.

A Form 8-K was filed on September 24, 2003, reporting the engagement of Jordahl & Sliter PLLC as independent accountants for the Company's fiscal year ending May 31, 2004.

A Form 8-K was filed on September 25, 2003, reporting the approval of a reverse stock split by the Company's board of directors.

                               WINTER SPORTS, INC.

                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Winter Sports, Inc.
                                                    (Registrant)


Date: January 14, 2004                  /s/ Dennis L. Green
                                        ----------------------------------------
                                        Dennis L. Green
                                        Chairman of the Board and Acting
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 14, 2004                  /s/ Jami M. Phillips
                                        ----------------------------------------
                                        Jami M. Phillips
                                        Chief Financial Officer & Treasurer
                                        (Principal Financial Officer)