Form 10KSB/A
period 2003-05-31
WINTER SPORTS INC /NEW
filed 2004-03-03
CIK 803003

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                                (Amendment No. 4)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB        Incorporated Document
-----------------------        ---------------------
Part III, Item 9, Item 10      Proxy Statement dated February 27, 2004 to be
Item 11, Item 12, Item 14      filed with the Securities and Exchange Commission
                               for the annual meeting of shareholders to be held on May 6, 2004

Total number of pages, including cover page 48        Exhibit Index - page 38-39

                               WINTER SPORTS, INC.

                                   Form 10-KSB

                                (Amendment No. 3)

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item  1 - Business...........................................................3

Item  2 - Properties ........................................................5

Item  3 - Legal Proceedings .................................................7

Item  4 - Submission of Matters to a Vote of Security Holders ...............7


Part II

Item  5 - Market for Common Stock and Related Stockholder Matters ...........8

Item  6 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................8

Item  7 - Financial Statements .............................................18

Item  8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................35

Item 8A - Controls and Procedures ..........................................35

Part III

Item  9 - Directors and Executive Officers of the Registrant ...............36

Item 10 - Executive Compensation ...........................................36

Item 11 - Security Ownership of Certain Beneficial Owners and
          Management .......................................................36

Item 12 - Certain Relationships and Related Transactions ...................36

Part IV

Item 13 - Exhibits and Reports on Form 8-K .................................37

Signatures .................................................................40

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

RESULTS OF OPERATIONS

The Company operates in two segments, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort industry to develop and provide recreational and related services to guests. Also included in Winter Sports' segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 4. The Company evaluates the performance of its two segments primarily by evaluating the income from operations of each segment. The Company must be able to react to weather conditions and changing traveling habits for the resort segment. The real estate investment segment, or BMDC, is also evaluated primarily by its income from operations and also by the income received through Equity in Earnings - LLCs (see Note 4).

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

Item 7. Financial Statements

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

        Independent Auditor's Report....................................      19

        Financial Statements:

        Consolidated Balance Sheets as of May 31, 2003 and 2002.........      20

        Consolidated Statements of Income and Retained Earnings
          for the Years Ended May 31, 2003, 2002 and 2001...............      21

        Consolidated Statements of Cash Flow
          for the Years Ended May 31, 2003, 2002 and 2001...............   22-23

        Notes to Consolidated Financial Statements......................   24-35

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

                                             For the Year Ended May 31,
                                      ------------------------------------------
                                          2003           2002           2001
                                          ----           ----           ----

Reported net income(loss)             $  (566,473)   $ 1,598,517    $    (9,328)
Add Back:  Goodwill amortization                          11,382            949
                                      -----------    -----------    -----------
Adjusted net income(loss)             $  (566,473)   $ 1,609,899    $    (8,379)
                                      ===========    ===========    ===========

Earnings per share:
Reported net income(loss)             $      (.57)   $     (1.62)   $      (.01)
Goodwill amortization                                        .01
                                      -----------    -----------    -----------
Adjusted net income(loss)             $      (.57)   $      1.63    $      (.01)
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

NOTE 2. Business Segment Information

In 2003, 2002 and 2001, the Company operated principally in two industries, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort area industry to develop and provide recreational and related services to guests. Also included in Winter Sports segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 4. The Company evaluates the performance of its two segments primarily by evaluating the income from operations of each segment. The Company must be able to react to weather conditions and changing traveling habits for the resort segment. The real estate investment segment, or BMDC, is also evaluated primarily by its income from operations and also by the income received through Equity in Earnings - LLCs (see Note 4).

Financial information by industry segment for 2003, 2002 and 2001 is summarized as follows:

                                   Winter Sports       BMDC        Consolidated
                                   -------------   ------------    ------------
2003
  Revenue                          $ 10,212,649    $     99,397    $ 10,312,046
  Operating profit(loss)           $   (922,970)   $   (189,848)   $ (1,112,818)
  Depreciation and amortization    $  1,602,806    $     21,753    $  1,624,559
  Interest income                  $     54,977    $     21,198    $     76,175
  Interest expense                 $   (338,770)   $          0    $   (338,770)
  Gain on land sale previously
         Unrecognized              $    141,938    $          0    $    141,938
  Equity in Earnings -LLCs         $          0    $    144,234    $    144,234
  Income tax expense (benefit)     $   (488,727)   $     18,281    $   (470,446)
  Net income (loss)                $   (556,811)   $     (9,662)   $   (566,473)
  Identifiable assets              $ 20,022,608    $  3,503,904    $ 23,526,512
  Capital expenditures             $  1,479,011    $          0    $  1,479,011

2002
  Revenue                          $ 10,893,082    $  2,149,100    $ 13,042,182
  Operating profit (loss)          $   (877,900)   $    979,213    $    101,313
  Depreciation and amortization    $  1,617,414    $     21,853    $  1,639,267
  Interest income                  $     60,963    $    142,354    $    203,317
  Interest expense                 $   (489,287)   $          0    $   (489,287)
  Gain on land sale previously
         Unrecognized              $  2,368,737    $          0    $  2,368,737
  Equity in Earnings-LLCs          $          0    $    182,302    $    182,302
  Income tax expense               $    695,842    $    341,761    $  1,037,603
  Net income                       $    663,409    $    935,108    $  1,598,517
  Identifiable assets              $ 19,077,997    $  3,781,268    $ 22,859,265
  Capital expenditures             $  1,108,696    $          0    $  1,108,696

2001
  Revenue                          $  9,473,285    $  3,428,566    $ 12,901,851
  Operating profit(loss)           $ (1,210,402)   $  1,462,770    $    252,368
  Depreciation and amortization    $  1,492,742    $     22,051    $  1,514,793
  Interest income                  $          0    $          0    $          0
  Interest expense                 $   (287,388)   $          0    $   (287,388)
  Equity in Earnings-LLCs          $          0    $          0    $          0
  Income tax expense (benefit)     $   (648,471)   $    642,771    $     (5,700)
  Net Income (loss)                $   (973,485)   $    964,157    $     (9,328)
  Identifiable assets              $ 14,761,052    $  2,927,403    $ 17,688,455
  Capital expenditures             $  3,534,396    $          0    $  3,534,396

NOTE 3. Property and Equipment

                                    Asset
                                  Life Years               2003             2002
                                  ----------               ----             ----

Leasehold improvements                  30         $    911,053     $    891,783
Buildings and grounds                10-30           10,497,513       10,328,319
Lifts                                10-15           10,150,579       10,140,438
Machinery and equipment               3-25            6,837,598        6,135,703
Furniture and fixtures                3-10              819,396          752,187
Water system                         10-25              780,499          681,767
                                                   ------------     ------------
Total property and equipment                       $ 29,996,638     $ 28,930,197
                                                   ============     ============

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

The following information summarizes the activity of the LLCs through May 31, 2003:

ASSETS
  Land held for development and sale               $ 15,151,872
  Cash                                                3,121,887
  Other Assets                                          559,092
                                                   ------------
                                                   $ 18,832,851
                                                   ============

LIABILITIES AND EQUITY
  Notes and other payables                         $ 17,167,785
  Equity                                              1,665,066
                                                   ------------
                                                   $ 18,832,851
                                                   ============

Net Income from sales                              $   (360,345)
                                                   ============

NOTE 5. Other Assets

Other assets at May 31, 2003 and 2002 are summarized as follows:

                                                           2003             2002
                                                           ----             ----

Loan costs, net of amortization                        $ 14,732         $ 18,089
Planning and development - long-term                     41,460           52,758
Noncurrent deferred tax asset                           469,593          240,641
Option Payments                                         156,796          171,000
Note receivable                                         100,870                0
Covenant Not to Compete, net of amortization             14,148           18,988
Other long-term assets                                  172,654           22,828
                                                       --------         --------
Total other assets                                     $970,253         $524,304
                                                       ========         ========

NOTE 6. Notes Payable

Long-term debt at May 31, 2003 and 2002 is summarized as follows:

                                                            2003           2002
                                                            ----           ----
Bank of America National Trust and Savings            $6,199,171     $4,628,595
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

Less current maturities                                  (45,304)       (42,890)

-------------------------------------------------------------------------------
Total long-term debt                                  $7,539,876     $6,013,705
===============================================================================

Mandatory reductions of long-term debt are as follows:

For the Year Ending May 31,              Amount
-----------------------------------------------
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
                                        ===========   ===========   ===========



Temporary differences exist in the computation of income for financial and tax-reporting purposes which gives rise to deferred taxes. The source of these differences for the year ended May 31 is as follows:

                                               2003          2002          2001
                                               ----          ----          ----

Depreciation                            $ 3,746,501   $ 3,595,057   $ 3,619,900
Uniform capitalization for income tax       (28,625)      (42,215)      (51,401)
Bad debt reserve                                  0             0       (39,861)
Vacation allowance                          (66,326)      (64,944)      (75,257)
Land and LLC Basis                        2,142,787     2,084,585             0
State tax refund                             83,276             0             0
Federal tax net operating loss
    Carryforward                           (583,626)            0             0
Charitable contribution carryforward       (228,047)            0             0

The significant components of Deferred Taxes in the accompanying Balance Sheet are as follows:

                                               2003          2002
                                               ----          ----

Current deferred tax liability           $   28,314    $        0
Noncurrent deferred tax liability         2,448,191     2,422,153
                                         ----------    ----------
Total deferred tax liability             $2,476,505    $2,422,153
                                         ==========    ==========

Current deferred tax assets              $   36,514    $   30,832
Noncurrent deferred tax asset               469,593       240,641
                                         ----------    ----------
Net deferred tax assets                  $  506,107    $  271,473
                                         ==========    ==========



The difference between the Company's effective income tax rate and the statutory Federal income tax rate is as follows:

                                              2003         2002         2001
                                              ----         ----         ----

Income (loss) before taxes              $(1,036,919)   $ 2,636,120    $(15,028)
Statutory federal rate                          (34%)           34%        (34%)
Increased (decreases) resulting from:
  State tax at statutory rate                    (7%)            7%         (7%)
  Other (net)                                    (4%)           (2%)         3%
                                        -----------    -----------    --------
Effective tax rate                              (45%)           39%        (38%)
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

At May 31, 2001 the Company had an alternative minimum tax credit carryforward of $17,202 which was carried forward to 2002.

NOTE 8. Supplemental Cash Flow Disclosures

Supplemental cash flow information is as follows:

Cash paid during the year for:               2003           2002           2001
                                             ----           ----           ----

Interest (net of capitalized)         $   295,841    $   446,255    $   332,451
Income taxes (net of refunds)         $         0    $         0    $   245,000

Schedule of non-cash investing and financing
  Transactions

                                             2003           2002           2001
                                             ----           ----           ----
Acquisition of Assets                 $ 2,363,215    $ 5,561,831    $ 3,735,196
Less option payment credit                (44,204)             0              0
Less notes payable                       (840,000)    (4,453,135)      (200,800)
                                      -----------    -----------    -----------
  Cash paid                           $ 1,479,011    $ 1,108,696    $ 3,534,396
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

Other Income (Expense) included in the Consolidated Statements of Income consists of the following:

                                                    2003        2002        2001
                                                    ----        ----        ----

Gain on sale/retirement of assets              $   2,791   $   2,212   $  18,860
Income on construction of road                         0     243,505           0
Sale of timber                                         0       4,021           0
Sale of easement                                       0      20,000           0
Other                                             33,883           0       1,132
                                               ---------   ---------   ---------
Total other income (expense)                   $  36,674   $ 269,738   $  19,992
                                               =========   =========   =========

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive proxy statement dated February 27, 2004 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on May 6, 2004.

Item 10. Executive Compensation

Incorporated by reference from the Company's definitive proxy statement dated February 27, 2004 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on May 6, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy statement dated February 27, 2004 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on May 6, 2004.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive proxy statement dated February 27, 2004 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on May 6, 2004.

Item 13. Exhibits and Reports on Form 8-K

(a)   Documents Filed as Part of this Report:

                                                                            Page
                                                                            ----

      (1)   Financial Statements:

            Independent Auditors' Report.................................    19

            Consolidated Balance Sheets as of May 31, 2003 and 2002......    20

            Consolidated Statements of Income and Retained Earnings
            for the Years Ended May 31, 2003, 2002 and 2001..............    21

            Consolidated Statements of Cash Flows for
            the Years Ended May 31, 2003, 2002 and 2001..................  22-23

            Notes to Consolidated Financial Statements...................  24-35

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

      21.1  Subsidiaries of the Company...................................... 41

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

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's definitive proxy statement dated February 27, 2004 to be filed with the Securities and Exchange Commission for the annual meeting of shareholders to be held on May 6, 2004.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                         WINTER SPORTS, INC.


                                         By  /s/ Dennis L. Green
                                             -------------------
                                         Dennis L. Green,
                                         Acting Chief Executive Officer
                                         (Principal Executive Officer)
                                         Date:  March 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated:


/s/ Charles R. Abell           Director                            March 3, 2004
--------------------
Charles R. Abell


/s/ Brian T. Grattan           Director                            March 3, 2004
--------------------
Brian T. (Tim) Grattan


/s/ Dennis L. Green            Director and Chairman               March 3, 2004
-------------------            of the Board
Dennis L. Green


/s/ Charles P. Grenier         Director                            March 3, 2004
------------------------
Charles P. Grenier


/s/ Jerry J. James             Director                            March 3, 2004
------------------
Jerry J. James


/s/ Michael T. Jenson          Director                            March 3, 2004
---------------------
Michael T. Jenson


/s/ Darrel R. Martin           Director and Vice-Chairman          March 3, 2004
--------------------           of the Board
Darrel R. (Bill) Martin


/s/ Michael J. Muldown         Director                            March 3, 2004
----------------------
Michael J. Muldown


/s/ Jerome T. Broussard        Director                            March 3, 2004
-----------------------
Jerome Broussard


/s/ Jami M Phillips            Principal Financial Officer         March 3, 2004
-------------------
Jami M. Phillips