Form 10QSB/A
period 2003-11-30
WINTER SPORTS INC /NEW
filed 2004-03-03
CIK 803003

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

            For the transition period from ______________ to ______________

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

 ------------------------------------------------------------------------------
 Former name, former address & former fiscal year, if changed since last report

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

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Second Quarter                Year to Date
                                            9/8/03          9/9/02        6/1/03          6/1/02
                                              to             to             to              to
                                           11/30/03        12/1/02       11/30/03        12/1/02
                                        -----------    -----------    -----------    -----------
REVENUE
    Lifts                               $   160,833    $    79,151    $   411,196    $   337,089
    Retail                                   84,812         63,997        288,172        239,366
    Equipment rental & repair                18,823         15,634         53,477         51,901
    Lodging                                  28,393         20,729        117,385         81,875
    Lease, management & other fees          345,326        428,704        824,356        807,367
    Lease, management & other fees
      - related parties                     199,391         20,616        228,137         44,150
                                        -----------    -----------    -----------    -----------
TOTAL REVENUE                               837,578        628,831      1,922,723      1,561,748
                                        -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
    Direct expenses - lifts                 393,138        334,134        646,537        605,326
    Cost of retail                           67,458         44,602        202,295        151,457
    Payroll & related expenses              669,285        607,966      1,738,843      1,321,430
    Direct expenses                         371,924        296,313        710,010        602,078
    Direct expenses - related parties         5,550          2,164         12,357          6,492
    Marketing                               393,893        269,927        599,334        434,420
    Marketing - related parties                   0           (750)             0         (2,153)
    Depreciation & amortization              13,251         12,907         30,108         29,251
    General & administrative                562,610        267,426      1,281,403        550,072
    General & administrative
      - related parties                      16,405          3,137         16,405         11,598
                                        -----------    -----------    -----------    -----------
TOTAL OPERATING COSTS
 AND EXPENSES                             2,493,514      1,837,826      5,237,292      3,709,971
                                        -----------    -----------    -----------    -----------

OPERATING INCOME(LOSS)                   (1,655,936)    (1,208,995)    (3,314,569)    (2,148,223)
                                        -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest income-related parties          22,097         16,670         49,878         35,500
    Interest expense                        (76,891)       (43,619)      (125,410)       (48,682)
    Interest expense-related parties        (18,341)       (22,721)       (39,095)       (91,078)
    Sale of Land                                  0              0              0        925,989
    Unrecognized gross profit on
      Land sale                                   0              0              0       (862,891)
    Cost of land sale                             0              0              0        (63,098)
    Gain on land sale-previously
      unrecognized                        1,339,633              0      1,339,633        141,938
    Equity in Earnings-LLCs                 260,136        192,983        243,846        242,553
    Gain (loss) on disposal of assets           852              0         69,052          2,030
    Other income (expense)                      292         (5,895)           198         (6,858)
                                        -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)              1,527,778        137,418      1,538,102        275,403
                                        -----------    -----------    -----------    -----------

INCOME(LOSS) BEFORE INCOME TAXES           (128,158)    (1,071,577)    (1,776,467)    (1,872,820)
  Provision for(Recovery of)
 Income Taxes                               (42,351)      (428,630)      (658,544)      (749,128)
                                        -----------    -----------    -----------    -----------
(LOSS) BEFORE MINORITY INTEREST$            (85,807)   $  (642,947)   $(1,117,923)    (1,123,692)
  MINORITY INTEREST IN
     SUBSIDIARY LOSS                         23,405              0        130,107              0
                                        -----------    -----------    -----------    -----------
NET INCOME(LOSS)                        $   (62,402)   $  (642,947)   $  (987,816)   $(1,123,692)
                                        ===========    ===========    ===========    ===========

EARNINGS(LOSS) PER COMMON SHARE         $     (0.06)   $     (0.65)   $     (1.00)   $     (1.14)
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

NOTE 6 - BUSINESS SEGMENT INFORMATION

The Company operates in two segments, the operation of a resort area and real estate investment. Winter Sports is involved in operations in the resort industry to develop and provide recreational and related services to guests. Also included in Winter Sports segment reporting is the Company's other wholly owned subsidiary, Big Mountain Water Company. This entity is the local water supplier for the resort area. Big Mountain Development Corporation participates in various LLC activities as described in Note 7. The Company evaluates the performance of its two segments primarily by evaluating the income from operations of each segment. The Company must be able to react to weather conditions and changing traveling habits for the resort segment. The real estate investment segment, or BMDC, is also evaluated primarily by its income from operations and also by the income received through the Equity in Earnings - LLCs (see Note 7).

Financial information by industry segment for the second quarters of 2004 and 2003 are summarized as follows:

                                     Winter Sports       BMDC        Consolidated
                                     ------------    ------------    ------------

Quarter Ended 11/30/03
   Total revenue                     $    815,352    $     22,226    $    837,578
   Operating profit (loss)           $ (1,630,165)   $    (25,771)   $ (1,655,936)
   Depreciation and amortization     $      8,231    $      5,020    $     13,251
   Gain on sale of land previously
     unrecognized                    $  1,339,633    $          0    $  1,339,633
   Identifiable assets               $ 23,513,860    $  3,716,761    $ 27,230,621
   Capital expenditures              $  1,023,095    $          0    $  1,023,095

Quarter Ended 12/1/02
   Total revenue                     $    611,501    $     17,330    $    628,831
   Operating profit (loss)           $ (1,169,199)   $    (39,796)   $ (1,208,995)
   Depreciation and amortization     $      7,864    $      5,043    $     12,907
   Gain on sale of land previously
     unrecognized                    $          0    $          0    $          0
   Identifiable assets               $ 21,173,340    $  3,553,862    $ 24,727,202
   Capital expenditures              $    816,077    $          0    $    816,077

6/1/03 to 11/30/03
   Total revenue                     $  1,874,569    $     48,154    $  1,922,723
   Operating profit (loss)           $ (3,235,060)   $    (79,509)   $ (3,314,569)
Depreciation and amortization        $     18,395    $     11,713    $     30,108
   Gain on sale of land previously
     unrecognized                    $  1,339,633    $          0    $  1,339,633
   Identifiable assets               $ 23,513,860    $  3,716,761    $ 27,230,621
   Capital expenditures              $  1,096,091    $          0    $  1,096,091

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6/1/02 to 12/1/02
   Total revenue                     $  1,518,553   $     43,195   $  1,561,748
   Operating profit (loss)           $ (2,059,244)  $    (88,979)  $ (2,148,223)
   Depreciation and amortization     $     17,484   $     11,767   $     29,251
   Gain on sale of land previously
     unrecognized                    $    141,938   $          0   $    141,938
   Identifiable assets               $ 21,173,340   $  3,553,862   $ 24,727,202
   Capital expenditures              $    842,087   $          0   $    842,087

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

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following information summarizes the activity of the LLCs through November 30, 2003:

         ASSETS
           Cash                                     $ 3,710,980
           Land and construction in progress          4,625,825
           Other Assets                                 205,340
                                                    $ 8,542,145

         LIABILITIES AND EQUITY
           Notes and other payables                 $ 3,987,223
           Equity                                     4,554,922
                                                    -----------
                                                    $ 8,542,145
                                                    ===========

         Net Income from sales                      $ 2,277,814
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

The Company experienced an increase in Lease, Management and other fees - related parties of $178,775 over the same time last year. The Company received a fee from the sale of lots in a single family home neighborhood to be used towards the costs of developing a conference center facility at the Resort. This revenue totaling $173,951 was received from the Glades LLC which is partly owned by the Company's subsidiary, Big Mountain Development Corporation. This revenue will continue into the third quarter of this year in approximately the same amount. It is not expected that this revenue will continue in the fourth quarter.

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

General and administrative expenses - related parties is $16,405 during the second quarter of this fiscal year and for the 2004 fiscal year compared to $3,137 during the second quarter of last fiscal year and $11,598 for the 2003 fiscal year. During the current fiscal year, the Company is incurring expenses paid to a related party for services performed during the interim until a permanent Chief Executive Officer is selected. These expenses totaled $15,000 during the second quarter of this year. Other related party expenses in this area include charitable donations to entities whose boards include Company Board members.

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

Other income in the second quarter and year-to-date for fiscal year 2002 reflect revenues earned from sales of timber on the Company's base area lands. The Company also entered into an agreement with a utility company for an easement and for other utility issues during fiscal year 2002. The revenue received was of a one-time nature.

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


                                               Winter Sports, Inc.
                                                  (Registrant)


Date:  March 3, 2004                       /s/Dennis L. Green
                                           -------------------------------------
                                           Dennis L. Green
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date:  March 3, 2004                       /s/Jami M. Phillips
                                           -------------------------------------
                                           Jami M. Phillips
                                           Chief Financial Officer & Treasurer
                                           (Principal Financial Officer)