Form 10QSB
period 2004-02-22
WINTER SPORTS INC /NEW
filed 2004-03-31
CIK 803003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 22, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 26, 2004 the number of shares outstanding of the issuer's common stock, no par value, was 988,668.

Transition Small Business Disclosure Format Yes |_| No |X|

                               WINTER SPORTS, INC.

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL STATEMENTS

        Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets                           3 - 4
             At:
               February 22, 2004(Unaudited)
               February 23, 2003(Unaudited)
               May 31, 2003

           Condensed Consolidated Statements of Operations                 5 - 6
             For the periods:
               December 1, 2003 - February 22, 2004(Unaudited)
               December 2, 2002 - February 23, 2003(Unaudited)
               June 1, 2003 - February 22, 2004(Unaudited)
               June 1, 2001 - February 23, 2003(Unaudited)

           Condensed Consolidated Statements of Cash Flows                   7
             For the periods:
               June 1, 2003 - February 22, 2004(Unaudited)
               June 1, 2002 - February 23, 2003(Unaudited)

           Notes to Condensed Consolidated Financial Statements           8 - 11

        Item 2. Management's Discussion and Analysis
                of Financial Conditions                                  12 - 22

        Item 3. Controls and Procedures                                     23

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                           24

        Item 5. Other Information                                           24

        Item 6. Exhibits and Reports on Form 8-K                            24

                Signatures                                                  25

                               WINTER SPORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        2/24/04           2/23/03           5/31/03
                                                      (Unaudited)       (Unaudited)        See Note 2
                                                     ------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                           $  2,676,569      $  1,477,509      $    475,288
 Cash - restricted                                              0                 0            76,595
 Receivables                                              907,140           752,891           209,339
 Receivables - related parties                             33,603           178,283            65,855
 Interest receivable - related parties                     27,348            47,849            68,110
 Income tax refund receivable                                   0           325,180           290,163
 Current deferred tax asset                                36,514            30,832            36,514
 Inventories                                              677,885           726,651           560,634
 Prepaid expenses                                         541,965           499,582           450,523
                                                     ------------      ------------      ------------
TOTAL CURRENT ASSETS                                    4,901,024         4,038,777         2,233,021
                                                     ------------      ------------      ------------

PROPERTY AND EQUIPMENT
 Property and equipment, at cost                       31,705,669        29,697,516        29,996,638
 Accumulated depreciation and amortization            (18,437,977)      (16,884,868)      (17,515,325)
                                                     ------------      ------------      ------------
                                                       13,267,692        12,812,648        12,481,313
 Construction in progress                                 835,669           869,211           765,141
 Land and development costs                             7,159,309         7,196,498         7,157,338
                                                     ------------      ------------      ------------
NET PROPERTY AND EQUIPMENT                             21,262,670        20,878,357        20,403,792
                                                     ------------      ------------      ------------

INVESTMENT IN LLCs                                        712,035          (133,442)         (239,023)
                                                     ------------      ------------      ------------

Goodwill - net of amortization                            158,469           158,469           158,469
                                                     ------------      ------------      ------------

OTHER ASSETS                                              891,516           701,179           970,253
                                                     ------------      ------------      ------------

            TOTAL ASSETS                             $ 27,925,714      $ 25,643,340      $ 23,526,512
                                                     ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                    $  1,472,020      $  1,426,600      $    556,496
 Accounts payable - related parties                         4,500            12,339             4,666
 Employee compensation and related expenses               487,516           420,584           201,403
 Taxes other than income and payroll                      107,816            79,505            95,009
 Income taxes payable                                     699,136                 0                 0
 Interest payable                                          26,088            78,501            44,903
 Interest payable - related parties                         5,846                 0            34,062
 Current deferred tax liability                            28,314                 0            28,314
 Current portion-long term debt                            47,487            45,304            45,304
 Deposits and other unearned income                     2,033,473         1,613,126         2,193,551
 Other current liabilities                                 16,050             2,898             2,898
                                                     ------------      ------------      ------------
TOTAL CURRENT LIABILITIES                               4,928,246         3,678,857         3,206,606
LONG-TERM DEBT, less current portion                    8,465,128         8,989,581         7,539,876
OTHER LONG-TERM LIABILITIES                               112,805                 0                 0
DEFERRED INCOME TAXES                                   2,448,191         2,478,928         2,448,191
                                                     ------------      ------------      ------------

            TOTAL LIABILITIES                          15,954,370        15,147,366        13,194,673
                                                     ------------      ------------      ------------

STOCKHOLDERS' EQUITY

 Common stock (5,000,000 shares authorized;
       no par value; 988,668 shares outstanding)        3,887,676         3,887,676         3,887,676
 Retained earnings                                      8,083,668         6,608,298         6,444,163
                                                     ------------      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                             11,971,344        10,495,974        10,331,839
                                                     ------------      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 27,925,714      $ 25,643,340      $ 23,526,512
                                                     ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Third Quarter                      Year to Date
                                            ----------------------------      ----------------------------
                                              12/1/03          12/2/02          6/1/03           6/1/02
                                                to               to               to               to
                                              2/22/04          2/23/03          2/22/04          2/23/03
                                            -----------      -----------      -----------      -----------
REVENUE
 Lifts                                      $ 3,708,406      $ 3,317,722      $ 4,119,602      $ 3,654,811
 Retail                                         579,740          478,924          867,912          718,290
 Equipment rental & repair                      328,297          369,521          381,774          421,422
 Lodging                                        108,030           71,923          225,415          153,798
 Lease, management & other fees               1,362,691        1,112,369        2,187,047        1,919,736
 Lease, management & other fees -
  related parties                               254,317          112,390          482,454          156,540
                                            -----------      -----------      -----------      -----------
TOTAL REVENUE                                 6,341,481        5,462,849        8,264,204        7,024,597
                                            -----------      -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
 Direct expenses - lifts                        912,568          857,716        1,559,105        1,463,042
 Depreciation - lifts                           532,213          535,225          532,213          535,225
 Cost of retail                                 364,350          268,645          566,645          420,102
 Payroll & related expenses                   1,281,721        1,100,886        3,020,564        2,422,316
 Direct expenses                                523,430          370,598        1,233,440          972,676
 Direct expenses - related parties                3,247            3,246           15,604            9,738
 Marketing                                      249,891          250,870          849,225          685,290
 Marketing - related parties                          0            3,679                0            1,527
 Depreciation & amortization                    410,844          405,184          440,952          434,435
 General & administrative                       446,718          353,037        1,728,121          903,109
 General & administrative -
  related parties                                14,167           19,744           30,572           31,342
                                            -----------      -----------      -----------      -----------
TOTAL OPERATING COSTS AND EXPENSES            4,739,149        4,168,830        9,976,441        7,878,802
                                            -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                       1,602,332        1,294,019       (1,712,237)        (854,205)
                                            -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
 Interest income                                    146                0            6,078                0
 Interest income-related parties                      0           17,494           43,946           52,994
 Interest expense                               (56,456)         (79,737)        (181,866)        (158,709)
 Interest expense-related parties                (4,851)          (3,061)         (43,946)         (63,849)
 Sale of land                                         0                0                0          925,989
 Unrecognized gross profit on land sale               0                0                0         (862,891)
 Cost of land sale                                    0                0                0          (63,098)
 Gain on land sale-previously
    Unrecognized                              1,809,632                0        3,149,265          141,938
 Equity in Earnings-LLCs                        750,355          (21,588)         994,201          220,965
 Gain on disposal of assets                       4,232           13,622           73,284           15,652
 Other income (expense)                          (1,850)         (18,673)          (1,652)         (25,530)
                                            -----------      -----------      -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                  2,501,208          (91,943)       4,039,310          183,461
                                            -----------      -----------      -----------      -----------

INCOME(LOSS)BEFORE INCOME TAX                 4,103,540        1,202,076        2,327,073         (670,744)
 Provision (recovery) of income tax           1,647,843          480,722          989,299         (268,406)
                                            -----------      -----------      -----------      -----------
INCOME(LOSS)BEFORE MINORITY INTEREST        $ 2,455,697      $   721,354      $ 1,337,774      $  (402,338)
 MINORITY INTEREST IN SUBSIDIARY LOSS             3,247                0          133,354                0
                                            -----------      -----------      -----------      -----------
INCOME(LOSS)BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPAL             2,458,944          721,354        1,471,128         (402,338)
 Cumulative effect of a change in
 Accounting principal                           168,377                0          168,377                0
                                            -----------      -----------      -----------      -----------
NET INCOME(LOSS)                            $ 2,627,321      $   721,354      $ 1,639,505      $  (402,338)
                                            ===========      ===========      ===========      ===========

EARNINGS(LOSS) PER COMMON SHARE             $      2.66      $       .73      $      1.66      $      (.41)
                                            ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               WINTER SPORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               6/1/03          6/1/021
                                                                to               to
                                                              2/22/04          2/23/03
                                                            -----------      -----------
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES          $ 2,901,547      $  (482,053)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets                                  69,417          272,660
  Proceeds from restricted cash account                          76,595                0
  Option payment on land                                        (15,000)         (15,000)
  Purchase of land                                                    0         (888,058)
  Property and equipment acquisitions                        (1,756,530)      (1,156,965)
                                                            -----------      -----------
NET CASH (USED IN) INVESTING ACTIVITIES                      (1,625,518)      (1,787,363)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from draws on long-term revolver                   9,258,890        6,763,113
  Loan fees paid                                                      0          (15,000)
  Principal payments on long-term revolver                   (8,286,151)      (3,742,832)
  Payments on term loan                                         (47,487)         (42,890)
  Option proceeds on land purchase                                    0           44,204
                                                            -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       925,252        3,006,595
                                                            -----------      -----------

Net increase in cash and cash equivalents                     2,201,281          737,179

Cash and cash equivalents at beginning of period                475,288          740,330
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,676,569      $ 1,477,509
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID YEAR-TO-DATE FOR:

  Interest (net of capitalized interest)                    $   274,747      $   185,621
  Income taxes (net of refunds)                             $         0      $         0

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

Certain amounts in the February 23, 2003 financial statements have been reclassified to conform to the February 22, 2004 presentation.

NOTE 2 - May 31, 2003

The balance sheet at May 31, 2003 has been condensed from the audited financial statements of that date.

NOTE 3 - SEASONAL NATURE OF OPERATIONS

The Company's operations are highly seasonal in nature. Revenues, earnings and cash flow are generated principally from the winter operation of lifts and related facilities. It is the Company's practice to recognize substantially all of the year's depreciation expense in the third and fourth quarters in order to better match expenses incurred in generating revenue during the Company's main periods of business. The Company also generates revenues from the sale of real estate that is ongoing throughout the fiscal year. Therefore, the results of operations for the interim and year-to-date periods ended February 22, 2004 and February 23, 2003 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5 - NOTES PAYABLE

The Company entered into a loan agreement with Bank of America National Trust and Savings Association in January, 2003. The agreement provides for a $13,500,000 revolving reducing line of credit, which matures on May 31, 2009. The agreement contains many of the same covenants as the previous one; a health ratio, a debt service coverage ratio, restrictions on investments, disposition of assets, capital expenditures, outside borrowing and payment of dividends. Each May 31, the amount available under the line reduces by $1,200,000. At February 22, 2004, $6,328,091 was unused and available under the instrument. At February 23, 2003 $5,851,124 was unused and available under the instrument. The loan bears interest at or below Bank of America's prime rate.

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE(CONTINUED)

During the third quarter of 2002, the Company purchased 120 acres adjacent to the Company's eastern boundary for $2,040,000. The purchase was funded by the company borrowing $1,428,000 from Whitefish Credit Union, a related party. This loan, with a maturity date of January 1, 2007, has five annual payments of $125,000 each January beginning with January 1,2003. This loan carries an interest rate to be reviewed annually and set at Wall Street Prime +1%, with a floor of 5% and a cap of 8.5%. The long-term portion of the amount owing on the Whitefish Credit Union loan as of February 22, 2004 was $1,293,218.

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

Financial information by industry segment for the second quarters of 2004 and 2003 are summarized as follows:

                                                  Winter Sports          BMDC         Consolidated
                                                  -------------      -----------      ------------
Third Quarter
Quarter Ended 2/22/04
  Total revenue                                    $  6,320,539      $    20,942      $  6,341,481
  Operating profit(loss)                           $  1,633,351      $   (31,019)     $  1,602,332
  Depreciation and amortization                    $    938,037      $     5,020      $    943,057
  Gain on sale of land previously unrecognized     $  1,809,632      $         0      $  1,809,632
  Identifiable assets                              $ 23,300,768      $ 4,624,946      $ 27,925,714
  Capital expenditures                             $    660,439      $         0      $    660,439

Quarter Ended 2/23/03
  Total revenue                                    $  5,440,420      $    22,429      $  5,462,849
  Operating profit                                 $  1,327,999      $   (33,980)     $  1,294,019
  Depreciation and amortization                    $    935,367      $     5,042      $    940,409
  Gain on sale of land previously unrecognized     $          0      $         0      $          0
  Identifiable assets                              $ 22,123,248      $ 3,520,092      $ 25,643,340
  Capital expenditures                             $  1,202,936      $         0      $  1,202,936

6/1/03 to 2/22/04
  Total revenue                                    $  8,195,108      $    69,096      $  8,264,204
  Operating profit(loss)                           $ (1,601,709)     $  (110,528)     $ (1,712,237)
  Depreciation and amortization                    $    956,432      $    16,733      $    973,165
  Gain on sale of land previously unrecognized     $  3,149,265      $         0      $  3,149,265
  Identifiable assets                              $ 23,300,768      $ 4,624,946      $ 27,925,714
  Capital expenditures                             $  1,756,530      $         0      $  1,756,530

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6/1/02 to 2/23/03
  Total revenue                                    $  6,958,973      $    65,624      $  7,024,597
  Operating profit (loss)                          $   (731,246)     $  (122,959)     $   (854,205)
  Depreciation and amortization                    $    952,851      $    16,809      $    969,660
  Gain on sale of land previously unrecognized     $    141,938      $         0      $    141,938
  Identifiable assets                              $ 22,123,248      $ 3,520,092      $ 25,643,340
  Capital expenditures                             $  2,045,023      $         0      $  2,045,023

NOTE 7 - INVESTMENT IN LLCs

The Company's subsidiary, Big Mountain Development Corporation has become a member of four limited liability companies, Northern Lights LLC, Morning Eagle LLC, The Glades LLC and Moose Run II LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from each of these entities. The profit is residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for these investments under the equity method of accounting, as it will receive 60% of the residual profit generated in each LLC, except for Morning Eagle LLC in which it will receive 22% of any residual profit. However during the third quarter ended February 22, 2004, the Company's subsidiary, Big Mountain Development Corporation has consolidated Moose Run II LLC under the provisions of FIN 46 and is no longer accounting for this investment under the equity method.

As a result of FIN 46, the Company has evaluated its subsidiary's investment in each of these limited liability companies to determine whether these entities meet the definition of Variable Interest Entities under this provision. If the Company's subsidiary, Big Mountain Development Corporation, is determined to be the primary beneficiary of any of these LLC's, the Company would then be required to consolidate that entity, rather than reporting on the equity method as has been done in the past.

Moose Run II LLC was entered into in November, 2001. This entity sold land to another developer for a lump sum plus a portion of the gross proceeds of any sales. The Company has determined that the Company's subsidiary, Big Mountain Development Corporation, is the primary beneficiary of this variable interest entity and has consolidated this entity. As a result, the company is recognizing the cumulative effect of a change in accounting principal of $168,377 due to the change from the equity method of accounting to the consolidation of this entity.

The Glades Development LLC was entered into in April, 2003. This entity is involved in a project for single family home sites. The total assets of this entity were $1,014,777 and total liabilities $553,692 as of February 22, 2004. The Company's maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported under the equity method.

                               WINTER SPORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Morning Eagle LLC was formed in June, 2002. This entity is involved in a project to construct 49 condominiums and over 10,000 of commercial space. The total assets of this entity were $1,471,829 and total liabilities $104,744 as of February 22, 2004. The Company's maximum exposure to loss is the ratable portion of income/loss. The Company has determined that the Company's subsidiary, Big Mountain Development Corporation, is not the primary beneficiary of this entity. Therefore, it will not be consolidated, but rather reported by the equity method. Prior to the quarter ended February 22, 2004 the Company had not recognized activity related to this entity due to the provisions of the LLC agreement.

The following information summarizes the activity of the LLCs through February 22, 2004:

      ASSETS
        Land held for development and sale                    $ 1,951,535
        Cash                                                      499,598
        Other Assets                                               60,664
                                                              -----------
                                                              $ 2,511,797
                                                              ===========

      LIABILITIES AND EQUITY
        Notes and other payables                              $   661,736
        Equity                                                  1,850,061
                                                              -----------
                                                              $ 2,511,797
                                                              ===========

        Net Loss from sales                                   $   (28,262)
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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable interest entities created after January 31, 2003, and was to apply in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB deferred the implementation date for FIN 46 to financial statements for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003. Subsequent to January 31, 2003,

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

the Company's subsidiary, Big Mountain Development Corporation, became a member in Glades Development LLC. The Company believes that Glades Development LLC is a variable interest entity; however it has determined that the Company is not the primary beneficiary and under FIN 46, the Company will not consolidate the entity. Prior to January 31, 2003 the same subsidiary became a member in Moose Run II LLC, Northern Lights LLC and Morning Eagle LLC. The Company has determined that under FIN 46, Moose Run II LLC is a variable interest entity and the Company's subsidiary, Big Mountain Development Corporation, is the primary beneficiary. Therefore, Big Mountain Development Corporation has consolidated Moose Run II LLC, which had been previously accounted for under the equity method, according to the implementation provision. See Note 7 for the required disclosures.

In December 2003, the FASB published a revision to FIN 46, to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the revised FIN 46, application is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements no later than for periods ending after March 15, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company has not had any material transactions of this nature since the adoption of this standard.

                                                    For the            For the
                                                     Period             Period
                                                     6/1/03             6/1/02
                                                      to                  to
                                                    2/22/04             2/23/03
                                                -----------        ------------
Gross Revenue                                   $ 8,264,204        $  7,024,597

Net Income (Loss)                               $ 1,639,505        $   (402,338)

Income(Loss) per Common Share                   $      1.66        $       (.41)

Total Assets                                    $27,925,714        $ 25,643,340

Long-Term Debt                                  $ 8,465,128        $  8,989,581

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, THIRD QUARTER AND YEAR-TO-DATE

Revenues

Total revenues for the third quarter were $6,341,481, an increase of $878,632 or 16% from the same quarter of the prior year. The increase is due primarily to an increase in Lift revenue of 12% over the same time last year. The Resort experienced snowfall earlier in the year compared with last year. The Resort is seeing higher visitation levels over the previous year due to better snow conditions. Guests are booking their visits closer to the arrival date and are utilizing the internet to compare snowfall levels and various amenities that the Resort has to offer.

The Company also experienced an increase in Lease, management and other fees of $250,322 over the third quarter of the previous year. This increase is due to an increase in revenue generated from property management fees. The Company has experienced an increase in its destination visitors from the previous year who are staying at the Resort.

Lease, management and other fees - related parties increased to $254,317 during the third quarter of the current fiscal year compared to $112,390 during the third quarter last year. The Company received a fee from the sale of lots in a single family home neighborhood to be used towards the costs of developing a conference center facility at the Resort. This revenue was received from the Glades LLC in which the Company's subsidiary, Big Mountain Development Corporation is a member. The Company expects to recognize this type of revenue in the fourth quarter, but to a lesser extent.

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

Year to date revenue, as of February 22, 2004 was $8,264,204, an 18% increase over last year at the same time.

Operating Costs and Expenses

Total operating costs and expenses increased by $570,319 14% from the same quarter of the previous year. The increase is due in part to the increased costs the Company is incurring to effect a reverse stock split as announced in September, 2003. These costs include fees for consultants, attorneys and independent public accountants. The Company continues to take steps to mitigate the effect of increasing insurance premiums by increasing the level of risk management at the Resort, considering deductible levels and the effect of being a public company in the insurance market. The Company also experienced increases in consultants and legal expenses related to researching the costs/benefits of continuing as a publicly traded company under the Securities and Exchange Commission.

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Year to date operating costs and expenses have increased 27% or $2,097,639 compared to the previous fiscal year. General and administrative expenses increased during the first quarter of this year due to the recognition of 66 2/3% of the start-up expenditures for the Big Mountain Club LLC. This entity was organized as a non-equity members club, which has certain privileges at the Resort and also at a near-by golf club, which is now known as Big Mountain Golf Club. The Company views these expenditures as one-time non-recurring expenses. The Company has also incurred additional expenses related to insurance costs. The insurance market continues to harden as a result of September 11, 2001 and the overall experience ratings of insurance companies. The Company expects this trend to continue during the next fiscal year.

Direct expenses - related parties is $3,247 for the third quarter of this fiscal year and $15,604 for the 2004 fiscal year, compared with $3,246 during the third quarter of last fiscal year and $9,738 for the 2003 fiscal year. These expenses are homeowner association dues for units owned by the Company that are managed by the property management company. The expense is expected to increase during the current fiscal year due to the acquisition of the commercial space in the Morning Eagle facility, in which condominium association dues will be paid.

General and administrative expenses - related parties is $14,167 during the second quarter of this fiscal year and $30,572 for the 2004 fiscal year compared to $19,744 during the third quarter of the last fiscal year and $31,342 for the 2003 fiscal year. During the current fiscal year, the Company is incurring expenses paid to a related party for services performed during the interim until a permanent Chief Executive Officer is selected. Other related party expenses in this area include charitable donations to entities whose boards include Company Board members.

Income from Operations

Income from operations for the resort during the third quarter of this fiscal year was $1,633,351 compared with $1,327,999 during the third quarter of last year. The increase is due to additional revenue generated from lifts and property management from the increased visitation to the Resort this season.

Income from operations for the real estate investment segment has remained consistent with last year at this time. For the three quarters ending February 22, 2004 the real estate investment segment had a loss from operations of $(110,528) compared with $(122,959) for the same period ending February 23, 2003.

Other Income

The Company's subsidiary, Big Mountain Development Company, is a member of Morning Eagle LLC, Moose Run II LLC, Glades LLC and Northern Lights LLC. In each of these LLCs, the subsidiary does not participate in the day-to-day operating activities of these entities, nor does it guarantee any debt of the entities. The manager of each LLC prepares an annual plan for approval of all members as to the type of development that is envisioned for the tract of land owned by the LLC. The Company's subsidiary receives a portion of the profit from each of these entities. The profit is the residual, if any, of the sales of real estate product over the costs of developing that product, including marketing. The Company's subsidiary is accounting for these investments under the equity method of

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

accounting, as it will receive 60% of the residual profit generated in each of these LLCs, except for Morning Eagle LLC in which it will receive 22% of an residual profit. As of February 22, 2004, the Company's subsidiary has recognized income of $994,201, which is found on the Income Statement labeled, "Equity in Earnings-LLCs".

Beginning in the second quarter of fiscal year 2004, the Company recognized a portion of the gain from the sale of land to Hines Resorts. This gain is being recognized under the cost recovery method. Under this method, the gain is unrecognized until such time as the basis of the land and the associated costs of the sale have been recovered. During the third quarter, the Company recognized $1,809,632. It is expected that the Company will recognize an additional $200,000 of this revenue during the fourth quarter of fiscal year 2004 as proceeds are received.

During the first quarter of the current year, the Company sold a small tract of land to the state of Montana as a right of way. The State is purchasing small tracts of land along the Big Mountain Road, so that in the near future the road leading to the Resort will become wider, removing many of the hairpin turns along the way.

Interest income - related parties of $43,946 is comparable to that of the same period during the last fiscal year of $52,994. The small decrease is due to the notes being paid off during the third quarter of this fiscal year. This income is earned from notes receivable from the limited liability companies which hold the note for the sale of land to Hines Resorts.

Other Expenses

Interest expense for the quarter ended February 22, 2004 was $56,456, a decrease of $23,281, or 29%. Year-to-date interest expense increased by $23,157 or 15% during the first three quarters of 2004 versus the same three quarters of the prior year. These increases are due to increased borrowings on the company's line of credit.

Interest expense - related parties decreased from $63,849 at the end of the third quarter 2003 to $43,946 at the end of the current quarter. This interest is due to the related party note with the Whitefish Credit Union as described in
Note 5.

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

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Minority Interest in Subsidiary Loss

The Company filed Form 8K in July, 2003 in which it was announced that another entity had joined the Big Mountain Club LLC. With the addition of this new entity, Winter Sports will retain 66 2/3% ownership of the Club and the new entity will have the remaining percentage. The Minority Interest of $133,354, in net loss of consolidated subsidiary represents 33% of the interest in the net loss of the Big Mountain Club LLC, which is owned by another entity unrelated to the Company.

Cumulative Effect of Change in Accounting Principal

The Company's subsidiary, Big Mountain Development Corporation has consolidated Moose Run II LLC under the provisions of FIN 46 (Note 7). As a result, the Company is recognizing the cumulative effect of a change in accounting principal of $168,377 due to the change from the equity method of accounting to the consolidation of the entity.

Net Income

The third quarter net income of $2,627,321 was $1,902,967 more than the same quarter last year. This is due to the recognition of part of the gain on the sale of land as described above. The year to date net income of $1,639,505 was $2,041,843 more than during the same time period last year.

Most of the Company's business occurs during its fiscal third quarter, from mid-November through mid-April. Due to the seasonal nature of the Company's business, results in any one quarter are not necessarily indicative of the results for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter of 2004 was $(27,222). This represents a decrease of $387,142 from the end of the same quarter last year. The decrease is primarily due to increases in income taxes payable due to the increase in net income this year from last year. Prepaid expenses increased due to the Company's insurance rates as a continuing residual effect nation-wide of September 11.

Total liabilities of $15,954,370 represent 133% of stockholders' equity at February 22, 2004 compared to $15,147,366 or 144% of stockholders' equity at February 23, 2003.

Management continually evaluates the Company's cash and financing requirements. Over the years, the Company has obtained favorable financing from financial institutions when necessary to fund off-season cash requirements and capital acquisitions. The Company has a reducing revolving credit agreement that provides flexible financial resources allowing the Company to meet short-term needs and fund capital expenditures. The $13.5 million agreement reduces available capacity by $1,200,000 each May 31. At February 22, 2004, there was $6,328,091 outstanding on the available line of credit.

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Management has held discussions with Bank of America representatives to reduce the Company's line of credit. Currently the Company has a total line of credit in the amount of $13.5 million. The Company secured this line of credit with the thought that it would begin construction of a conference center in the village core. The Company does not expect to begin construction of such a facility and has decided to reduce its line instead of incurring fees which could be imposed by the bank for not using all funds available to it. It is expected that the line of credit will be reduced to a maximum of $9 million. The interest rate terms are expected to remain the same.

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

Due to the seasonality of the business, liquidity varies. The first half of the fiscal year is a time when capital improvements to the resort normally take place. The summer season generates visitors, but not the same level of consumer spending. Liquidity levels are lower at this point. The second half of the fiscal year is a time of high liquidity. The resort experiences a higher visitor level with a higher level of consumer spending. During the second half of the fiscal year, debt levels incurred during the first half are reduced. The Company is working towards increasing the level of visitors to the resort during the summer and shoulder seasons to make this a year round resort. A conference center is being analyzed as well as new activities appealing to all age groups and ability levels. In this way the Company will be able to attract more visitors, who spend more time at the resort. Financing of future development and business opportunities is anticipated to include cash generated from operations, issuance of additional debt and may also include additional equity financing.

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

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any such activities during the current year.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also required an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. This interpretation applies immediately to variable inters entities created after January 31, 2003, and was to apply in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB deferred the implementation date for FIN No. 46 to financial statements issued for the first period ending after December 15, 2003. This deferral only applies to VIEs that existed prior to February 1, 2003.

In December 2003, the FASB published a revision to FIN 46, to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under the revised FIN 46, application is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements no later than for periods ending after March 15, 2004.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that financial instruments within its scope, many of which currently are classified as equity, be classified as liabilities or, in some circumstances, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. The Company has not had any material transactions of this nature since the adoption of this standard.

                               WINTER SPORTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

Subsequent to year-end, the Company's Board of Directors accepted the resignation of its President and Chief Executive Officer, Michael Collins. His resignation was effective September 22, 2003. Since that time, Dennis Green has served as Acting President and Chief Executive Officer. The Company entered into a letter of intent with Fred Jones during February, 2004 to become President and Chief Executive Officer of the Company. It is expected that he enter into a contract and begin his tenure on or about April 1, 2004. Mr. Jones has management experience at various ski resorts as well as experience in valuation of ski resorts. The Board of Directors also eliminated two positions during the month of February to reduce expenses and increase the efficiency of the Company.

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

The above costs which can be quantified also do not include the substantial attention management must devote to compliance with federal securities laws that would be inapplicable if the Company were to deregister its common stock under the Exchange Act. The Board of Directors believes the intangible benefits that would be derived if the management of the Company were allowed to focus additional attention on operations and financial management would further enhance Winter Sports financial performance and allow the Company to provide improved services to its guests.

The Company announced on September 24, 2003 its intention to request shareholder approval to enter into a going private transaction for the purposes of deregistering with the Securities and Exchange Commission at the next annual meeting. The Company has filed a preliminary proxy and related schedules with the Securities and Exchange Commission, which is currently reviewing the documents. The Company expects to set an annual meeting date once the Commission has completed its review of the documents.

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

      (b) Changes in internal controls. During the last fiscal quarter, there were no significant changes in the Company's internal controls or in other factors that in management's examination could significantly affect the Company's internal controls and procedures subsequent to the date of the evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

                               WINTER SPORTS, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            Reference is made to Note 5 of the Condensed Consolidated Financial Statements of this form 10-QSB, which is incorporated herein by reference.

Item 5. Other Information

            (a)   Not applicable

            (b) There have been no material changes to the procedures for shareholders to nominate directors to the Company's Board.

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

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the third quarter of fiscal year 2004.

                               WINTER SPORTS, INC.

                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Winter Sports, Inc.
                                        (Registrant)


Date: March 31, 2004                    /s/ Dennis L. Green
                                        ----------------------------------------
                                        Dennis L. Green
                                        Interim President and Chief Executive
                                        Officer
                                        (Principal Executive Officer)


Date: March 31, 2004                    /s/ Jami M. Phillips
                                        ----------------------------------------
                                        Jami M. Phillips
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)